Form 10-K
period 1994-01-29
MEYER FRED INC
filed 1994-04-27
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-K

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934
            For the fiscal year ended January 29, 1994
                              OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934

            Commission File No. 0-15023

                       FRED MEYER, INC.
                 (Exact name of registrant as
                   specified in its charter)

            Delaware                   93-0798201
 (State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

      3800 SE 22nd Avenue
       Portland, Oregon                        97202
(Address of principal executive offices)     (Zip Code)

                      (503) 232-8844
   (Registrant's telephone number, including area code)

                Securities registered pursuant to
                Section 12(b) of the Act:
                            None

                Securities registered pursuant to
                Section 12(g) of the Act:
                Common Stock, $.01 par value
                      (Title of class)

          Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the Registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [  ]

          Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-
K is not contained herein, and will not be contained,
to the best of Registrant's knowledge, in definitive
proxy or information statement incorporated by
reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

          Aggregate market value of Common Stock held
by nonaffiliates of the Registrant at March 1, 1994:
$647,460,408

          Number of shares of Common Stock outstanding
at March 1, 1994:  26,430,565


           Documents Incorporated by Reference
           -----------------------------------

                                Part of Form 10-K into
Document                          which incorporated
- - --------                        ----------------------

Portions of 1993 Annual             Parts II and IV
Report to Shareholders

Portions of Proxy Statement         Part III
for 1994 Annual Meeting
of Shareholders

                                      TABLE OF CONTENTS
                                      -----------------



Item of Form 10-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .Page
- - -----------------                                                                                    ----

PART I

     Item 1    -    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

     Item 2    -    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

     Item 3    -    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

     Item 4    -    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .  10

     Item 4(a) -    Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . .  10


PART II

     Item 5    -    Market for the Registrant's Common Stock
                    and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . .  12

     Item 6    -    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

     Item 7    -    Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     Item 8    -    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .  13

     Item 9    -    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  13


PART III

     Item 10   -    Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . .  13

     Item 11   -    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     Item 12   -    Security Ownership of Certain Beneficial
                    Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     Item 13   -    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . .  13


PART IV

     Item 14   -    Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
/TABLE

                           PART I

Item 1.   Business.
- - ------    --------
                          GENERAL

          Fred Meyer, Inc. (the "Company") is a leading regional retailer of a wide range of food, apparel, fine jewelry and products for the home. At January 29, 1994, the Company operated 127 stores in Oregon, Washington, Utah, Alaska, Idaho, Northern California and Montana under the name "Fred Meyer." Of these stores, 97 are free-standing, multidepartment stores, averaging approximately 137,000 square feet of retail space, that emphasize one-stop-shopping for necessities and items of everyday use. Of the 97 multidepartment stores, 77 contain food and nonfood departments, and 20 contain nonfood departments only. The Company's multidepartment stores accounted for approximately 98 percent of both the Company's total sales and operating income for the Company's 1993 fiscal year ended January
29, 1994. Of the 30 specialty stores, 23 are jewelry stores located in regional malls. The Company's multidepartment stores contain up to seven departments which include food, the home, apparel, home electronics, fine jewelry, health and beauty aids and a pharmacy. The Company's multidepartment stores are unique in the Pacific Northwest in combining food with a wide range of nonfood merchandise under one roof.
For the 1993 fiscal year, food and nonfood sales were
37.5 percent and 62.5 percent of total sales, respectively.

          The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. Stores are organized into distinct departments that specialize in the sale of particular products. The Company believes that its business strategy has generated high per-store sales volume and frequent shopping by area residents and that its departments achieve greater sales volume because they are located within one-stop shopping stores. The strength of the individual departments, with their breadth and depth of product selection, national and private label brands and emphasis on products of everyday use, distinguishes the Company's stores from other retailers and enables it to compete successfully with supermarkets, drugstores, discount stores, mass merchandisers, department and specialty stores. The
Company promotes cross-shopping by providing convenient access between departments, making each department a strong competitor in the market for its products and by facilitating easy customer checkout through a cash register system that allows customers to purchase merchandise from any department at any checkout location ("common checkout").

          During the past several years, the Company has committed substantial capital and management resources to improve its one-stop-shopping strategy, allowing it to better serve its customers and respond to the many new competitors entering its markets. New competitors in the past six years include Wal-Mart, Food 4 Less, Cub Foods, Home Depot, HomeBase, Eagle,
Sam's Club and Incredible Universe. During the same period, the Company also faced increased competition from existing major national and regional retailers, including Safeway, Albertson's, Costco, Lamonts,
Mervyn's, PayLess, Penneys, Carrs, QFC, Kmart, Target,
ShopKo and Toys-R-Us. Notwithstanding the competitive environment and a slowdown in economic conditions in some of the Company's markets, the Company has been able to achieve total and comparable store sales growth averaging 7.8 percent and 3.5 percent, respectively, over the past five years (based on 52-week years).
Total and comparable store sales growth were 4.4 percent and 2.4 percent, respectively, for the Company's 1993 fiscal year.

          During the past five-year period, the Company implemented common checkout for the majority of its multidepartment stores to complement its storewide merchandising efforts. The Company also remodeled 32 multidepartment stores and redesigned and remodeled many food departments to include in-store bakeries, delicatessens and service fish markets to respond to customer shopping preferences. Beginning in 1987, the Company implemented an everyday low pricing strategy in its food operations. In 1989, the Company reorganized its operating management structure and for each store designated a store director responsible for store operations and profitability and departmental cross-merchandising. In 1992 the Company augmented its store management structure by establishing a regional management structure of six regional management teams closely aligned with the stores in the regions.

          Beginning in 1991, management focused
increased attention on the Company's expenses. This focus decreased expenses as a percent of sales by 2.36 percent since 1990 for advertising, store labor, store occupancy and corporate support department expenses, offset in part by increases in information services
("IS") expenses of .70 percent, resulting in a net decrease of 1.66 percent. The Company is continuing to pursue expense reductions as part of its efforts to improve its financial performance.

          The Company's capital expenditure budget for its 1994 fiscal year is $265,000,000, compared to capital expenditures of approximately $254,000,000 in 1993. Beginning in 1993, the Company implemented a plan to increase new store development in its existing markets and to increase the level of remodeling of existing stores. As a result, the Company plans to open at least five new multidepartment stores and remodel at least seven existing stores in each of the five fiscal years beginning in 1993. All of the new stores scheduled for 1993 opened in the second half of the 1993 fiscal year. Total retail space will increase by approximately 6.0 percent in 1993 and 1994. The
Company is also constructing a new retail service center in Chehalis, Washington and developing plans for a food distribution facility near Seattle, Washington.
In addition, the Company is continuing its program to replace and upgrade its old IS system with new architecture and application programs. The Company's new distribution facilities and new IS system are designed to improve operations, permit better inventory management and reduce distribution costs.

          The Company was incorporated in Delaware in 1981, as a successor to the business of a company which was incorporated in Oregon in 1923. The Company's principal executive offices are located at 3800 SE 22nd
Avenue, Portland, Oregon 97202, and its telephone number is (503) 232-8844. References in this Form 10-K to the Company mean Fred Meyer, Inc., including its subsidiaries, unless the context requires otherwise.

          The following table sets forth certain
statistical information with respect to the Company's operations for the periods indicated:

                                                                               Fiscal Year Ended
                                              ------------------------------------------------------------------------------------
                                              January 29,       January 30,        February 1,       February 2,       February 3,
                                                    1994              1993               1992              1991              1990
                                              ----------        ----------         ----------        ----------        -----------
                                                                                                                       (53 weeks)
Percent of net sales:
    Nonfood sales                                   62.5%             63.3%              63.7%             64.3%             66.8%
    Food sales                                      37.5%             36.7%              36.3%             35.7%             33.2%

Sales per square foot of
    selling space (weighted average)                $312              $304               $283              $269              $261/1

Total stores sales growth                            4.4%              5.6%               9.2%             11.6%/1            8.4%/1
Comparable store sales percentage increase: /2
    Total Company                                    2.4%              3.0%               4.0%              3.6%/1            4.5%/1
    Food                                             3.4%              2.8%               4.5%              8.3%/1            9.0%/1
    Nonfood                                          1.9%              3.2%               3.8%              1.1%/1            2.3%/1

Number of multidepartment stores:
    Operated at end of period                         97                94                 94                94                95
    Opened                                             5                 2                  3                 5                 4
    Closed                                             2                 2                  3                 6                 2
    Remodeled                                          7                 5                  3                 7                10

Number of specialty stores:
    Operated at end of period                         30                 29                28                28                30
    Opened                                             2                  4                --                --                11
    Closed                                             1                  3                --                 2                --
    Remodeled                                         --                 --                --                --                --

Total Number of stores:
    Operated at end of period                        127                123               122               122               125
    Opened                                             7                  6                 3                 5                15
    Closed                                             3                  5                 3                 8                 2
    Remodeled                                          7                  5                 3                 7                10

Total retail square feet:
    At beginning of period                    12,646,000         12,679,000        12,213,000        11,743,000        10,925,000
    Added by new stores opened                   811,000            295,000           584,000           940,000           785,000
    Added by remodeling
      of existing stores                          80,000             39,000            63,000            24,000           155,000
    Less closed stores                           114,000            367,000/3         181,000           494,000           122,000
    At end of period                          13,423,000         12,646,000        12,679,000        12,213,000        11,743,000
__________________

     /1    Excludes 53rd week in the year ended February 3, 1990 for comparison purposes.
     /2    Includes only sales of stores operating throughout each of the periods compared.
     /3    Includes square footage for 30 restaurants that were converted to tenant space.


                     BUSINESS STRATEGY

          The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. Stores are organized into distinct departments and sections within departments that specialize in the sale of particular products. The
Company promotes cross-shopping through convenient access between departments, by making each department a strong competitor in the market for the products it sells and by providing easy customer checkout through its common checkout system that allows customers to purchase merchandise from any department at any checkout location.

Breadth and Depth of Selection.
- - ------------------------------
In most of its stores, the Company sells over 225,000 items, including a wide selection of food, apparel, and products for the home, with an emphasis on necessities and items of everyday use. In addition, the Company takes advantage of the stores' high and diverse customer traffic to sell many other categories of goods which are purchased on a discretionary basis, such as fine jewelry, home electronics and fashion apparel. Within many categories of apparel, products for the home, fine jewelry and home electronics, the Company offers customers the breadth of selection normally afforded by department or specialty stores. Its selection of food and groceries is comparable to that of large supermarkets. The Company emphasizes the sale of popular brands and its own private-label brands.

Multidepartment Stores.
- - ----------------------
The Company's large stores are organized into departments and sections within departments that specialize in the sale of particular products. The
Company endeavors to create individual, recognizable identities for each department through specialized design, fixtures, and decor. In most stores, common checkout areas allow the checkout of items from the Company's many departments at any cash register and facilitate convenient shopping. Most of the Company's departments are self-service, except service delicatessens, home electronics, fine jewelry and other areas where special sales assistance is required.
Stores consist of up to seven departments which are comprised of a variety of specialty sections.
Departments and specialty sections within the large
Fred Meyer stores include full-service food, pharmacy, nutrition, housewares, domestics, paint and home decor items, plumbing and electrical items, hardware and tools, building materials, garden, floral, sporting goods, automotive, home office supplies and stationery, cards and books, toys, basic and fashion apparel for all ages, shoes, home electronics and fine jewelry.
Multidepartment stores that include food departments are the Company's primary focus.

Store and Regional Management.
- - -----------------------------
In 1989, the Company reorganized its operating management structure and for each store designated a store director responsible for store operations and profitability and departmental cross-merchandising.
Departments within multidepartment stores are managed by merchandising managers, who report to store directors. Each store director and department manager is supported by a regional manager and other senior managers who specialize in the market for products sold in the stores. In 1992, the Company augmented its store management structure by establishing regional management teams that work closely with the stores in their region to enhance sales and profit opportunities.
As a result of its specialized management structure, the Company believes that each store and each department within the store better serves its customers and is able to respond quickly to market changes.

Location and Store Design.
- - -------------------------
New store sites are determined based on a review of
information on demographics and the competitive
environment for the market area in which the proposed
site is located.  Most of the Company's stores are
situated in or near well-populated residential areas.
The Company selects store sites, determines store size
and designs stores with a view toward making each store
a very convenient, one-stop-shopping store in the area
it serves.  In 1992, the Company standardized its store
design with two basic store plans, approximating
145,000 square feet and 165,000 square feet.   The
Company anticipates using a given prototype depending on the market to be served and the size of the site being developed. The Company is flexible in its store design plans where land sites require a specialized store design.

Promotion and Advertising.
- - -------------------------
The Company aggressively promotes sales for all departments through weekly advertising, primarily in local and area newspapers, radio and television.
Advertising often features many high-demand products at competitive prices. Sale items are usually items regularly sold in the departments. The Company emphasizes everyday low prices in its food departments and for certain nonfood items, and generally offers promotional sale pricing in its nonfood departments.
The Company believes that it is known for competitive pricing and its liberal return policy.

Information Services.
- - --------------------
In the fall of 1991, the Company began a five-year program to modernize its systems to better support its business. The new systems will permit greater utilization of information collected from the point-of-sale bar scanning equipment installed in the Company's stores.

In 1991, a mainframe computer was installed allowing every store to be linked with the main office and distribution centers. In 1992, electronic data interchange ("EDI") was established, and a new pharmacy system was added in the multidepartment stores. EDI permits on-line computer communication between the Company and its vendors and facilitates order entry and inventory replenishment on a current basis. Currently, over 500 vendors are on the EDI system, and the Company has 6,000 items on the new computer-assisted automatic replenishment system. In 1993, the Company implemented a new distribution system and is in the process of implementing new systems for merchandising information and inventory management. The new systems are designed to provide the company with better inventory turnover and control, reduced markdowns, improved expense controls, reduced distribution costs and better customer service.


               RETAIL OPERATIONS

The Company's stores contain up to seven departments.
Within each department is a variety of merchandise sections operated like specialty businesses. The following table sets forth the number of departments
(and lists certain of the sections within the Home and Apparel departments) in the Company's 97 multidepartment stores at January 29, 1994:

         Food   . . . . . . . . . . . . . . . . . . . . . . . . . . .   77
         Nonfood. . . . . . . . . . . . . . . . . . . . . . . . . . .   97
                The Home. . . . . . . . . . . . . . . . . . . . . . .   97
                       Housewares, Domestics, and Home Decor
                       Sporting Goods
                       Garden
                       Home Improvement and Automotive
                       Cards and Books
                       Variety and Seasonal
                Home Electronics. . . . . . . . . . . . . . . . . . .   97
                Apparel . . . . . . . . . . . . . . . . . . . . . . .   97
                       Apparel
                       Cosmetics
                       Shoes
                       Toys
                Pharmacy. . . . . . . . . . . . . . . . . . . . . . .   96
                Health and Beauty Aids. . . . . . . . . . . . . . . .   97
                Fine Jewelry. . . . . . . . . . . . . . . . . . . . .   83

          The Food Department is typically the same size as free-standing super food stores of competitors and carries a wide variety of national brands together with the Company's private-label brands of grocery items which are Fred Meyer, President's Choice and FMV (Fred Meyer Value). Beginning in 1992, the Company implemented a program to increase sales of its private label grocery items. As a result, sales of private label grocery items as a percentage of total grocery sales have increased to a current level of approximately 20 percent from 12 percent in 1991. Private label items generally are sold at lower prices to the customer and generate higher margins for the Company than national brand products. The Company also carries fresh produce, meat, dairy products, nutritional products, bakery products, candy and tobacco, all sold on a self-selection basis. Most food departments contain a nutrition section that includes name brand and generic natural foods, dairy products, juices, vitamins, supplements, sugar-free and fat-free products and meat substitutes. Certain items, such as grains, nuts, fruits and natural snacks, are also displayed in bulk to enable customers to buy any amount and package their own purchases. In many multidepartment stores, the Company operates in-store bakeries and service departments that offer fresh seafood, delicatessen and meat products. The Company's newer stores include sit-down eating areas near in-store delicatessens and international take-out departments. The following table sets forth the number of nutrition, in-store bakery and service departments at January 29, 1994:

         Nutrition. . . . . . . . . . . . . . . . . . . . . . . . . .   81
         Bakery . . . . . . . . . . . . . . . . . . . . . . . . . . .   73
         Service Delicatessen . . . . . . . . . . . . . . . . . . . .   73
         Service Fish Market. . . . . . . . . . . . . . . . . . . . .   51
         Service Meat Market. . . . . . . . . . . . . . . . . . . . .   22

          The Home Department offers a wide selection of home decor, housewares, small appliances, domestics, furniture, sporting goods, greeting cards, books, floral products, power lawn mowers, garden tools, fertilizers and chemicals, seasonal and holiday merchandise, hardware, tools, paint, building materials, plumbing and electrical fixtures, automotive supplies and related accessories. Some of the national brands featured are Braun, Kitchen-Aid, Coleman, Rowenta, De Longhi, Glidden and Weber. Home improvement, garden and automotive sections feature many items for the do-it-yourself customer. High quality private label products under our Northwest Home, Turf King and Kraft King labels complement our national branded offering.

          The Home Electronics Department offers the latest name-brand high-technology merchandise, such as televisions, audio components, camcorders, cellular phones, computers, computer software and a large selection of video games. Some of the national brands featured are SONY, JBL, Pioneer, IBM and Magnavox. It also offers a large selection of compact discs, tapes, and for-sale video and includes a photo-finishing section. One-hour photo-finishing has also been added to selected locations.

          The Apparel Department offers moderately priced national brand and private-label apparel, sportswear, cosmetics, accessories, toys and family and active shoes. Major national brands carried by the apparel departments include Levi's, Jockey, Maidenform, Vanity Fair, Nike, Reebok, Adidas, Gotcha, Villager, Eastland, Union Bay, Columbia Sportswear, Capezio, Lee, Bali and Keds. High quality private label products under our Fred Bear, Katherine Bishop and KB & Co. labels complement our national branded offering.

          The Pharmacy Department sells a full line of name brand and generic prescription drugs dispensed by full-time licensed pharmacists and participates with all major third party HMO and PPO plans.

          The Health and Beauty Aids Department offers a wide selection of national and private label brands of health and beauty aid products. It also offers candy and confections and dietary food products.

          The Fine Jewelry Department offers an extensive selection of bridal jewelry and diamond fashion jewelry, including precious and semi-precious stones. It also offers name brand watches and an assortment of 14-carat gold chains and earrings.

          Most of the Company's multidepartment stores are open from 8:00 a.m. until 10:00 p.m., seven days a week, including all holidays except Christmas. Multidepartment stores in markets where the Company does not sell food are open from 9:00 a.m. until 10:00 p.m. Most of the Company's multidepartment store locations have unaffiliated tenants which offer goods and services complementing those offered by the Company, such as banks, optical centers, restaurants, self-service laundries, insurance agencies and beauty and barber shops. The Company's specialty store hours vary depending on location.

          The Company honors most nationally recognized credit cards for sales in all its departments. In addition, the Company has its own credit card programs which are serviced by national credit card processors and are generally on a nonrecourse basis. Beginning in 1992, the Company began accepting debit cards that do not require customer-activated personal identification number ("PIN") pads.

               EXPANSION AND STORE DEVELOPMENT

          The Company constructs, enlarges, remodels, closes or sells stores in light of their past performance and the Company's assessment of their potential. The Company continually evaluates its position in its various market areas to determine whether it should expand or consolidate its operations in those areas. In 1989 and 1990, the Company opened a total of nine new multidepartment stores and remodeled seventeen existing stores. In 1991 and 1992, new store openings, development and remodeling activity declined to a total of five new multidepartment stores and eight remodels while the Company focused on reducing expenses and improving profitability. Beginning in 1993, the Company implemented a plan to increase new store development in its existing markets and to increase the level of remodeling of existing stores. During 1993, the Company opened five new multidepartment stores, one of which replaced an older store; closed two multidepartment stores (including the one store that was replaced); and remodeled seven stores. Generally, the Company plans to open at least five new multidepartment stores and remodel at least seven existing stores in each of the five years beginning in 1994. It plans to close one multidepartment store in 1994. In 1993, capital expenditures for new store development and remodels were approximately $156,000,000, compared with expenditures in 1992 of approximately $57,000,000. A portion of this increase reflects spending for stores to open in 1994. Total retail space increased 777,000 square feet during 1993, representing an increase of approximately 6.1 percent. New multidepartment store openings during the year 1993 were as follows:

                                                                     Total
                                                                  Retail Space
          Location                                               Square Footage            Opened
          --------                                               --------------            ------
          Orchards, Washington. . . . . . . . . . . . . . . . . .   165,000             October, 1993
          Anchorage, Alaska . . . . . . . . . . . . . . . . . . .   169,000             November, 1993
          Spokane, Washington . . . . . . . . . . . . . . . . . .   165,000             November, 1993
          Burlington, Washington. . . . . . . . . . . . . . . . .   165,000             November, 1993
          Medford, Oregon . . . . . . . . . . . . . . . . . . . .   144,000             January, 1994

Planned new multidepartment store openings during the year 1994 are as follows:

                                                                     Total
                                                                  Retail Space
          Location                                               Square Footage         Planned Opening
          --------                                               --------------         ---------------
          Soldotna, Alaska. . . . . . . . . . . . . . . . . . . .   157,000             April, 1994
          Brookings, Oregon . . . . . . . . . . . . . . . . . . .   143,000             April, 1994
          East Vancouver, Washington. . . . . . . . . . . . . . .   166,000             July, 1994
          Boise, Idaho. . . . . . . . . . . . . . . . . . . . . .   164,000             August, 1994
          Bonney Lake (Seattle), Washington . . . . . . . . . . .   166,000             September, 1994

          In 1994, the Company is planning capital expenditures estimated to be $265,000,000. Total capital expenditures for 1993 were approximately
$254,000,000. In addition to the new store and remodel program, the Company is initiating or continuing many capital projects aimed at improving operating efficiencies, including improvements to its distribution centers, central bakery, and dairy plant, continued IS enhancements and the just completed construction of a new wing to its main office complex.
The new office wing enabled the Company to consolidate its corporate offices into one facility from the three locations it previously occupied in the Portland area.

                  DISTRIBUTION AND PROCESSING

          The Company operates a centralized
distribution facility in a complex at Clackamas, Oregon, near Portland, containing 1,528,000 square feet and also maintains a distribution facility in Salt Lake
City, Utah, containing 122,000 square feet.
Approximately two-thirds of the merchandise the Company sells is currently shipped from its Clackamas and Salt
Lake City distribution centers, with approximately one-third shipped directly by vendors to the Company's stores.

          As a result of its recent investment in IS systems and distribution facility improvements, the Company has been able to establish EDI and automated replenishment programs with many vendors. These "quick response" capabilities are designed to improve inventory management and reduce handling of inventory in the distribution process, which the Company believes will result in lower markdowns and lower distribution costs.

          The Company believes that its distribution and related IS systems provide it with several advantages. First, they permit its stores to maintain proper inventory levels for more than 190,000 items supplied through its central distribution centers.
Second, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs. Third, because distribution can be made to stores frequently, the Company is able to reduce the in-store stockroom space and maximize the square footage available for retail selling. Fourth, the Company is able to lower its total level of inventory investment and related financing costs.

          The Company opened a retail service
center in April, 1994 in Chehalis, Washington containing approximately 310,000 square feet to serve as the centralized processing facility for certain apparel and other nonfood items. This facility will replace approximately 350,000 square feet of outside store space currently leased from third parties, including the Salt Lake City facility. It will also allow the Company to meet its nonfood distribution center needs past the year 2000. The Company's new
Chehalis facility is designed to minimize the required handling and processing of goods received from vendors and distributed to the Company's stores. The Company believes that this "flow through" system will enable it to improve inventory management and to further reduce the distribution costs for the goods shipped through the Chehalis facility. The Company is also developing plans for a new 600,000 square-foot centralized food distribution facility in Puyallup, Washington near
Seattle to serve stores in the Puget Sound Region and Alaska.

          The Company operates a large fleet of trucks for distribution of goods to its retail stores and operates a central bakery and dairy.


                         COMPETITION

          The retail merchandising business is highly competitive and it is projected to become more competitive in the years to come. Because of the broad range of merchandise sold by the Company, it competes with many types of retail companies, including national, regional, and local supermarkets, discount stores, drug stores, conventional department stores and specialty stores. The Company's competitive position in the retail business varies by type of goods and the communities in which its stores are located. In the last few years, many new competitors have entered the markets in which the Company operates. New competitors in the past six years include Wal-Mart, Food 4 Less, Cub Foods, Home Depot, HomeBase, Eagle, Sam's Club and
Incredible Universe. During the same period, the Company also faced increased competition from existing major national and regional retailers, including Safeway, Albertson's, Costco, Lamonts, Mervyn's, PayLess,
Penneys, Carrs, QFC, Kmart, Target, ShopKo and Toys-R-Us.
Notwithstanding the competitive environment and a slowdown in economic conditions in some of the Company's markets, the Company has been able to achieve total and comparable store sales growth averaging 7.8 percent and 3.5 percent, respectively, over the past five years (based on 52-week years).

          The Company emphasizes customer satisfaction, large selections of high-quality popular products, and competitive pricing. In addition, the Company believes that the convenience, attractiveness and cleanliness of its stores, together with a sales staff knowledgeable in specialty areas, enhances its retail sales efforts.


                         EMPLOYEES

          Currently, the Company employs approximately
25,000 full- and part-time employees.  Approximately
56 percent of the Company's employees are represented by 30 different labor unions (or locals). These employees are covered by 107 different collective bargaining agreements, none of which covers more than 2,400 employees.
Approximately 35 percent of the agreements will expire during 1994, including agreements covering employees in both large metropolitan and smaller nonmetropolitan areas where the Company operates and at its distribution facilities in Clackamas, Oregon. The last work stoppage the Company experienced involved the multiemployer bargaining unit for food clerks and meatcutters in Portland, Oregon in 1990. There were no work stoppages in 1991, 1992 or 1993. The Company believes that it has good relations with the many unions representing its employees.

          On April 3, 1994 agreements covering
approximately 1,000 employees at the Company's Clackamas Distribution Center were scheduled to expire. The agreements have been extended on a day-to-day basis, subject to termination on seventy-two hour advance written notice. The Company and the leadership of the unions involved are in negotiation for a new agreement. No assurance can be given that the parties will be able to reach new agreements without the occurrence of a work stoppage.

Item 2.   Properties.
- - ------    ----------

          As a part of the leveraged buyout transaction in which the Company was incorporated in 1981, Fred
Meyer Real Estate Properties, Ltd., whose name was changed in 1991 to Real Estate Properties Limited
Partnership ("Properties"), acquired the real estate assets of the corporation that was the predecessor to the Company.

          In 1986, the Company amended and restated 76 leases relating to 71 stores, its distribution center, and four other facilities. The leases provide, among other things: (1) fixed rent expense in the aggregate for accounting purposes over the initial term of the leases at levels below rent expense under the prior leases for the fiscal year ended January 30, 1988; (2)
initial lease terms generally averaging 20 years; (3) future rent from certain unrelated subtenants to be paid to the Company; and (4) seven five-year renewal options under leases for the 36 leased properties owned by Metropolitan Life Insurance Company (the
"Institutional Investor") at rents for the first five option periods below the average rents during the initial term, and an option for the Company to purchase any of the leased properties at the end of the initial term and at the end of each option period. Properties sold to the Institutional Investor its interest in 36 of the 76 properties which were leased to the Company.
The Institutional Investor is also an investor in Properties and FMI Associates. At March 1, 1994, FMI
Associates beneficially owned 38.2 percent of the Company's common stock.

          Twenty locations are owned by the Company and its subsidiaries. The balance of the Company's locations are leased from the Institutional Investor, Properties or third parties. All of the Company's stores and its distribution and processing facilities are in good condition. Additionally, the Company owns fifteen parcels of land. Ten are being held for development of future stores, and three in California and two in Washington are being held for sale.

          The following table as of January 29, 1994, summarizes the remaining lease years, assuming the exercise of all options, for store locations and the Company's distribution facilities, warehouses, and plants.

                                                                         Distribution Facilities
                                    Store Locations                        Warehouses & Plants
                            ---------------------------                --------------------------

Remaining Number            Square Ft. of      % of Total              Square Ft. of      % of Total
of Lease Years              Retail Space       Square Ft.              Facility Space     Square Ft.
- - ----------------            -------------      ----------              --------------     ----------
Less than 5 years               320,405            2.4                     265,400           11.1
5 through 15 years              378,871            2.8                           0            0.0
16 through 25 years           2,878,206           21.4                     122,000            5.1
Over 25 years                 7,287,224           54.3                   1,527,875           63.8
                             ----------          -----                   ---------          -----
     Total Leased            10,864,706           80.9                   1,915,275           80.0
                             ----------          -----                   ---------          -----

Owned Properties              2,558,435           19.1                     479,414           20.0
                             ----------          -----                   ---------          -----

                             13,423,141          100.0                   2,394,689          100.0
     Total                   ==========          =====                   =========          =====


Item 3.   Legal Proceedings.
- - ------    -----------------

          The Company and its subsidiaries are parties to various legal claims, actions, and complaints which have arisen in the ordinary course of business.
Although the Company is unable to predict with certainty whether it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.


Item 4.   Submission of Matters to a
- - ------    Vote of Security Holders.
          ------------------------

          Not applicable.


Item 4(a). Executive Officers of the Registrant.
- - ---------  ------------------------------------

          As of March 1, 1994, the executive officers of the Company were as set forth below.



                                                                                            Original
                                                                                            Date of
Name                          Age      Position                                             Employment
- - ----                          ---      --------                                             ----------
Robert G. Miller              49       Chairman of the Board and                            1991
                                          Chief Executive Officer

Cyril K. Green                62       President and Chief Operating Officer                1947

R. Eric Baltzell              53       Senior Vice President, Stores                        1962

Roger J. Bladholm             54       Senior Vice President, Distribution                  1973
                                          Centers and Transportation

Roger A. Cooke                45       Senior Vice President, General Counsel               1992
                                          and Secretary

Edward A. Dayoob              54       Senior Vice President, Jewelry Group                 1973

Curt A. Lerew, III            46       Senior Vice President, Food Group                    1991

Keith W. Lovett               50       Senior Vice President,                               1992
                                          Human Resources

Ronald J. McEvoy              46       Senior Vice President,                               1991
                                          Chief Information Officer

Norman O. Myhr                46       Senior Vice President,                               1978
                                          Sales Promotion and Marketing

Cheryl D. Perrin              55       Senior Vice President, Public Affairs                1976

Mary F. Sammons               47       Senior Vice President, General Group                 1973

Kenneth Thrasher              44       Senior Vice President - Finance and                  1982
                                          Chief Financial Officer

Scott L. Wippel               40       Senior Vice President,                               1992
                                          Corporate Facilities

          The executive officers of the Company are elected annually for one year and hold office until their successors are elected and qualified. There are no family relationships among the executive officers of the Company.

          Mr. Miller became Chairman of the Board and Chief Executive Officer of the Company in August of
1991. Prior to that time he was employed by Albertson's, where his most recent positions were Executive Vice President of Retail Operations from 1989 to 1991, and Senior Vice President and Regional Manager from 1985 to 1989. Mr. Miller has 30 years of experience in the retail food industry.

          Mr. Green became President and Chief
Operating Officer in 1972, and has been with the Company since 1947. He has held many positions with the Company prior to his election to President.

          Mr. Baltzell served as Vice President, Food
Operations of the Company from 1982 until his election as Senior Vice President, Store Operations Division in
June 1989.

          Mr. Bladholm served as Vice President,
Distribution Centers and Plants from 1984 until his election as Vice President, Distribution Centers,
Plants, and Transportation in 1990.  He was elected
Senior Vice President, Distribution Centers, Plants, and Transportation on April 14, 1992.

          Mr. Cooke became Vice President, General
Counsel and Secretary of the Company in August 1992.
He was elected Senior Vice President in April 1993.
From 1982 to 1992, he was an officer of Pan American
World Airways, Inc., serving as Senior Vice President and General Counsel from 1990 to 1992. From 1973 to
1980, he was associated with the law firm Simpson
Thacher and Bartlett.

          Mr. Dayoob served as Vice President, Jewelry
Division of the Company from 1979 until his election as Senior Vice President, Photo Electronics and Jewelry
Division in June 1989.  This Division was renamed the
Home Electronics and Jewelry Group in 1990.  The Home
Electronics Division was merged into the General Group in 1993.

          Mr. Lerew became Senior Vice President, Food
Group in October 1991. Prior to that time he was employed by Albertson's, where his most recent positions were Senior Vice President and Regional
Manager in 1991, Senior Vice President of Corporate
Merchandising from 1990 to 1991, and Vice

President, Western Washington Division, from 1987 to
1990. Mr. Lerew has more than 25 years of experience in the retail food industry.

          Mr. Lovett became Senior Vice President,
Human Resources of the Company in February of 1992.
Prior to that time he was employed by Eagle Food
Centers, where he was Senior Vice President of Human
Resources and Vice President of Industrial Relations.
Mr. Lovett has 22 years of experience in labor negotiations and human resource management.

          Mr. McEvoy became Senior Vice President,
Chief Information Officer in charge of the Company's
Information Services in July 1991. For the year prior to that, he worked for IBM United States as a business advisor in the retail industry. From 1987 to 1990, he was Senior Vice President for Management Information
Systems (MIS) for J.B. Ivey. He held the same position from 1983 to 1987 with John Wanamaker. He also held various MIS and financial positions with Hecht's from 1969 to 1983. Mr. McEvoy has 23 years of experience in the retail industry.

          Mr. Myhr served as Vice President, Sales
Promotion of the Company from 1982 until his election as Senior Vice President, Strategic Marketing in June
1989.  He now serves as Senior Vice President, Sales
Promotion and Marketing.

          Ms. Perrin served as Vice President,
Government Affairs from 1985 until her election as Vice
President, Public Affairs in 1988.  She was elected
Senior Vice President, Public Affairs in April 1992.

          Ms. Sammons served as Vice President within the Soft Goods Division of the Company from 1980 until her election as Senior Vice President, Soft Goods
Division in January 1986. In June 1989, she was elected Senior Vice President, General Merchandise
Division. This Division was renamed the General Group in 1990.

          Mr. Thrasher served as Vice President,
Corporate Treasurer of the Company from 1982 until his election as Vice President - Finance, Chief Financial
Officer, and Secretary in June 1987.  He was elected
Senior Vice President - Finance effective March 1989.

          Mr. Wippel became Vice President, Corporate
Facilities in June 1992.  He was elected Senior Vice
President in April 1993. Prior to that, he was employed by Albertson's, where his most recent positions were Vice President of Real Estate from 1990 to 1992 and Director of Real Estate from 1988 to 1990.


                     PART II

Item 5.   Market for the Registrant's Common
- - ------    Stock and Related Stockholder Matters.
          -------------------------------------

          The information required by this item is included under "Common Stock Information" on page 20 of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
- - ------    -----------------------

          The information required by this item is included under "Selected Financial Data" on pages 16 and 17 of the Company's 1993 Annual Report to
Shareholders and is incorporated herein by reference.

Item 7.   Management's Discussion and
- - ------    Analysis of Financial Condition
          and Results of Operations.
          -------------------------

          The information required by this item is included under "Management's Discussion and Analysis" on pages 18 through 20 of the Company's 1993 Annual
Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
- - ------    -------------------------------------------
          The information required by this item is incorporated by reference from the Company's 1993
Annual Report to Shareholders as listed in Item 14 of
Part IV of this Report.

Item 9.   Changes in and Disagreements with Accountants
- - ------    on Accounting and Financial Disclosure.
          --------------------------------------

          Not applicable.




                                PART III

Item 10.  Directors and Executive
- - -------   Officers of the Registrant.
          --------------------------

          Information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement for its 1994 Annual
Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of
Part I of this Report.

Item 11.  Executive Compensation.
- - -------   ----------------------

          Information with respect to executive
compensation is included under "Executive Compensation" in the Company's Proxy Statement for its 1994 Annual
Meeting of Shareholders and is incorporated herein by reference, except for items appearing under the subheadings "Compensation Committee Report on Executive
Compensation" and "Comparison of Five Year Cumulative
Total Return" which are not incorporated herein.

Item 12.  Security Ownership of Certain
- - -------   Beneficial Owners and Management.
          --------------------------------

          Information with respect to security
ownership of certain beneficial owners and management is included under "Voting Securities and Principal
Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and
          Related Transactions.
- - -------   --------------------
          Information required by this item is included under "Certain Transactions" in the Company's Proxy
Statement for its 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement
- - -------   Schedules, and Reports on Form 8-K.
          ----------------------------------

  (a)(1)  Financial Statements.

          The following documents are included in the Company's 1993 Annual

Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                                         Page in 1993 Annual
                                                       Report to Shareholders
                                                       ----------------------
Fred Meyer, Inc. and Subsidiaries:
  Consolidated Balance Sheets -
     January 29, 1994 and January 30, 1993                     22-23
  Statements of Consolidated Operations -
     Years Ended January 29, 1994, January 30, 1993
     and February 1, 1992                                      21
  Statements of Consolidated Cash Flows -
     Years Ended January 29, 1994, January 30, 1993
     and February 1, 1992                                      24
  Statements of Changes in Consolidated
     Stockholders' Equity -
     Years Ended February 1, 1992,
     January 30, 1993 and January 29, 1994                     25
  Notes to Consolidated Financial Statements                   26-31
  Independent Auditors' Report                                 32

  (a)(2)  Financial Statement Schedules.
          -----------------------------

          The following schedules and related
independent auditors' report are filed herewith:

Independent Auditors' Report
Schedule II   -  Notes Receivable from Related Parties
Schedule  V   -  Property, Plant, and Equipment
Schedule VI   -  Accumulated Depreciation and
                 Amortization of Property, Plant,
                 and Equipment
Schedule  X   -  Supplementary Income Statement
                 Information

          All other schedules are omitted as the
required information is inapplicable or is presented in the financial statements or related notes thereto.

   (a)(3) Exhibits.
          --------
          3A        Restated Certificate of Incorporation of Fred Meyer, Inc.  Incorporated by
                    reference to Exhibit 3A to the Company's Registration Statement on Form S-1,
                    Registration No. 33-8574.

          3B        Amended and Restated Bylaws of Fred Meyer, Inc.  Incorporated by reference to
                    Exhibit 4B to the Company's Registration Statement on Form S-8, Registration
                    No. 33-49638.

          4A        Specimen Stock Certificate.  Incorporated by reference to Exhibit 4C to the
                    Company's Registration Statement on Form S-3, Registration No. 33-67670.

          4B        Credit Agreement dated as of June 15, 1990, as amended June 25, 1990, among Fred
                    Meyer, Inc., various banks named therein, and Continental Bank, N.A., as Agent
                    ("Credit Agreement").  Incorporated by reference to Exhibit 4 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended August 18, 1990 (File
                    No.0-15023).  Second Amendment and Extension of Credit Agreement dated as of June
                    28, 1991.  Incorporated by reference to Exhibit 4 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended August 17, 1991 (File No. 0-15023).
                    Third Amendment to Credit Agreement dated as of January 29, 1992.

                    Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K
                    for the year ended February 1, 1992.  Fourth Amendment and Extension to Credit
                    Agreement dated as of July 31, 1992.  Incorporated by reference to Exhibit 4D to the Company's Registration Statement on Form S-3, Registration
                    No. 33-67670.  Fifth Amendment and Extension to Credit Agreement dated as of July
                    31, 1993.  Incorporated by reference to Exhibit 4D to the Company's Registration
                    Statement on Form S-3, Registration No. 33-67670.

          4C        Term Promissory Notes in an original aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein.  Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration
                    No. 33-67670.

          10A-1     Fred Meyer, Inc. 1983 Stock Option Plan, as amended.  Incorporated by reference to
                    Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended January
                    28, 1989 (File No. 0-15023).

          10A-2     Fred Meyer, Inc. 1990 Stock Incentive Plan, as amended.  Incorporated by reference to Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                    August 18, 1990 (File No. 0-15023).

          10B       Fred Meyer, Inc. Bonus Plan Description, as amended.

          10C       Assumption Agreement and Unconditional Guaranty of Certain Obligations, dated
                    December 11, 1981, among Fred Meyer, Inc., The Predecessor Company, DTC
                    Acquisition Corporation, and Real Estate Properties Limited Partnership (formerly
                    Fred Meyer Real Estate Properties, Ltd.).  Incorporated by reference to Exhibit
                    10FF to the Company's Registration Statement on Form S-1, Registration No. 2-
                    87139.

          10D       Fred Meyer, Inc. Management Cash Incentive Program.  Incorporated by reference to
                    Exhibit 10G to the Company's Registration Statement on Form S-1, Registration No.
                    33-8574.

          10E       Fred Meyer, Inc. Excess Deferral Plan.  Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 30, 1988
                    (File No. 0-15023).  Amendment No. 1 to Fred Meyer, Inc. Excess Deferral Plan.
                    Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form
                    10-K for the year ended January 28, 1989 (File No. 0-15023).

          10F       Non-Employee Directors Stock Compensation Plan, adopted November 17, 1992.
                    Incorporated by reference to Exhibit 10F to the Company's Annual Report on Form
                    10-K for the year ended January 30, 1993.

          10G       Form of contract for Senior Executive Long-Term Disability Program.  Incorporated
                    by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the
                    year ended January 30, 1993.

          10H       Fred Meyer Supplemental Income Plan dated January 1, 1994.

          10I       Employment Agreement between Fred Meyer, Inc. and Robert G. Miller.  Incorporated by reference to Exhibit 28 to the Company's Current Report on Form 8-K dated March
                    6, 1992 (File No. 0-15023).

          10J       Indemnity Agreement.  Incorporated by reference to Exhibit 10I to the Company's
                    Registration Statement on Form S-1, Registration No. 33-8574.

          10K       Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from
                    Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate
                    Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer
                    Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership)
                    assigned its interest to Metropolitan Life Insurance Company and a First Amendment
                    to Lease Agreement, dated November 25, 1986, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral
                    Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company.  Incorporated by
                    reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).  Memorandum of First Amendment to Lease
                    Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company
                    ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master
                    Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership
                    (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan
                    (Assignee) for Nampa, Idaho.  Incorporated by reference to Exhibit 10I to the
                    Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No.
                    0-15023).

          10L       Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from
                    Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate
                    Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement.  Incorporated by reference to Exhibit 10J to the
                    Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No.
                    0-15023).  Appendices containing certain additional nonstandard provisions.
                    Incorporated by reference to Exhibit 10J to the Company's Annual Reports on Form
                    10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991
                    (File No. 0-15023).  Certain lease modifications for Burien, Washington facility.
                    Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form
                    10-K for the year ended January 30, 1993.

          10M       Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now
                    Real Estate Properties Limited Partnership), Lessor to Fred Meyer, Inc., Lessee
                    for the Stadium Parking Lot.  Incorporated by reference to Exhibit 10J(6) to the
                    Company's Registration Statement on Form S-1, Registration No. 33-8574.

          10N       Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now
                    Real Estate Properties  Limited Partnership), Lessor to Roundup Co., Lessee for
                    Photo Plant Parking Lot.  Incorporated by reference to Exhibit 10J(7) to the
                    Company's Registration Statement on Form S-1, Registration No. 33-8574.

          10O       Lease Agreement, dated October 22, 1986, including Amendment, dated April 30,
                    1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties
                    Limited Partnership), and Roundup Co. for Midway store.  Incorporated by reference to Exhibit 10N to the Company's Annual Report on Form 10-K for the year ended
                    January 31, 1987 (File No. 0-15023).

          10P       Lease Agreement, dated February 1, 1990, relating to additional property adjacent to Oak Grove store location between Vanoak Corporation, Lessor, and Fred Meyer,
                    Inc., Lessee.  Incorporated by reference to Exhibit 10P to the Company's Annual
                    Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

          10Q       Lease Agreement, dated February 19, 1987, including Addendum, dated September 16,
                    1987, between Fred Meyer, Inc., as Lessee, and Duane Company, as Lessor, for the
                    Gateway store.  Incorporated by reference to Exhibit 10Q to the Company's Annual
                    Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023).
                    Addendum No. 2 to Lease Agreement.  Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File
                    No. 0-15023).

          10R       Assignment of Lease, dated August 13, 1987, between Fred Meyer, Inc. and Fred
                    Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited
                    Partnership) for Newport store.  Incorporated by reference to Exhibit 10R to the
                    Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No.
                    0-15023).

          10S       Lease Agreement, dated December 12, 1988, between Fred Meyer, Inc., as Lessee, and
                    Fifth Avenue Corporation, as Lessor, for the Burlingame store.  Incorporated by reference to Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).

          10T       Assignment of Lease and Termination of Subleases, dated as of February 7, 1992 between Fred Meyer, Inc. and Real Estate Properties Limited Partnership (formerly
                    Fred Meyer Real Estate Properties, Ltd.) for Sixth and Alder location.
                    Incorporated by reference to Exhibit 10S to the Company's Annual Report on Form
                    10-K for the year ended January 30, 1993.

          10U       Purchase and Sale and Lease Termination Agreement, dated May 22, 1992 between Fred
                    Meyer, Inc. and Real Estate Properties Limited Partnership (formerly Fred Meyer
                    Real Estate Properties, Ltd.) for the Swan Island Dairy facility.  Incorporated by reference to Exhibit 10T to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

          10V       Purchase and Sale and Lease Termination Agreement, dated October 27, 1992 between
                    Fred Meyer, Inc. and Union Central Company, controlled by Real Estate Properties
                    Limited Partnership (formerly Fred Meyer Real Estate

                    Properties, Ltd.) for the Main Office facility.  Incorporated by reference to
                    Exhibit 10U to the Company's Annual Report on Form 10-K for the year ended
                    January 30, 1993.

          10W       Assignment of Lease dated April 12, 1993 between Fred Meyer, Inc. and Real Estate
                    Properties Limited Partnership ("REPL") for Southeast store, including the Lease
                    Modification Agreement, dated April 12, 1993 between Southeast Company and REPL.

          11        Computation of Earnings per Common Share.

          13        Portions of the Annual Report to Shareholders of the Company for the year ended
                    January 29, 1994 are incorporated by reference herein.

          21        List of Subsidiaries.

          23        Consent of Deloitte & Touche.

          24        Powers of Attorney.

  (b)     Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed by the Company during the last quarter of the year ended January 29, 1994.
/TABLE

                            SIGNATURES
                            ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRED MEYER, INC.

Date:  April 26, 1994     By  KENNETH THRASHER
                              ----------------
                              Kenneth Thrasher,
                              Chief Financial Officer,
                              Senior Vice President-
                              Finance



               Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 1994.



           Signature                             Title
           ---------                             -----


(1) Principal Executive Officer


    ROBERT G. MILLER               Chairman of the
- - ------------------------------     Board and Chief
    Robert G. Miller               Executive Officer




(2) Principal Financial Officer


    KENNETH THRASHER               Chief Financial
- - ------------------------------     Officer, Senior Vice
    Kenneth Thrasher               President - Finance



(3) Principal Accounting Officer


    THOMAS R. HUGHES               Vice President
- - ------------------------------     and Controller
    Thomas R. Hughes



(4) Directors


*   JEROME KOHLBERG, JR.           Director
- - ------------------------------
    Jerome Kohlberg, Jr.

*   PAUL E. RAETHER                Director
- - ------------------------------
    Paul E. Raether



*   SAUL A. FOX                    Director
- - ------------------------------
    Saul A. Fox



*   MICHAEL W. MICHELSON           Director
- - ------------------------------
    Michael W. Michelson



*   ROGER S. MEIER                 Director
- - ------------------------------
    Roger S. Meier



*   A.M. GLEASON                   Director
- - ------------------------------
    A.M. Gleason



*   By  KENNETH THRASHER
        -------------------------
        Kenneth Thrasher
        As Attorney in Fact

INDEPENDENT AUDITORS' REPORT


Fred Meyer, Inc.:

We have audited the consolidated financial statements of Fred Meyer, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and for each of the three fiscal years in the period ended January 29, 1994, and have issued our report thereon dated March 7, 1994
(which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in method of accounting for incomes taxes in the fiscal year ended
January 29, 1994 and other postretirement benefits in the fiscal year ended January 30, 1993); such financial statements and report are included in your 1993 Annual
Report to shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Fred Meyer, Inc., listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE


March 7, 1994


                                                FRED MEYER, INC. AND SUBSIDIARIES

                                        SCHEDULE II-NOTES RECEIVABLE FROM RELATED PARTIES

                                                         (in thousands)



                                                         Balance                                                    Balance
                                                        Beginning                                                   End of
                                                        of Period          Additions           Deductions           Period
                                                        ---------          ---------           ----------           -------

YEAR ENDED JANUARY 29, 1994:

  R.J. McEvoy . . . . . . . . . . . . . . . . . . . .     $   18             $    0              $   18             $    0
                                                          ======             ======              ======             ======



YEAR ENDED JANUARY 30, 1993:

  R.G. Miller . . . . . . . . . . . . . . . . . . . .     $  975             $    0              $  975             $    0
  R.J. McEvoy . . . . . . . . . . . . . . . . . . . .        120                  0                 102                 18
                                                          ------             ------              ------             ------
               TOTAL. . . . . . . . . . . . . . . . .     $1,095             $    0              $1,077             $   18
                                                          ======             ======              ======             ======



YEAR ENDED FEBRUARY 1, 1992:

  R.G. Miller . . . . . . . . . . . . . . . . . . . .     $    0             $  975              $    0             $  975
  R.J. McEvoy . . . . . . . . . . . . . . . . . . . .          0                120                   0                120
                                                          ------             ------              ------             ------
               TOTAL. . . . . . . . . . . . . . . . .     $    0             $1,095              $    0             $1,095
                                                          ======             ======              ======             ======
/TABLE


                                                FRED MEYER, INC. AND SUBSIDIARIES

                                            SCHEDULE V-PROPERTY, PLANT, AND EQUIPMENT

                                                         (in thousands)



                                                             Balance                                             Balance
                                                            Beginning                                            End of
                                                            of Period      Additions        Retirements          Period
                                                            ---------      ---------        -----------          -------

YEAR ENDED JANUARY 29, 1994:

  Buildings, fixtures, and equipment. . . . . . . . . . .   $752,336       $214,600         $(10,576)        $  956,360
  Property held under capital leases. . . . . . . . . . .     23,855            ---           (4,037)            19,818
  Land      . . . . . . . . . . . . . . . . . . . . . . .     82,840         34,960           (2,295)           115,505
                                                            --------       --------         --------         ----------
                 TOTAL. . . . . . . . . . . . . . . . . .   $859,031       $249,560         $(16,908)        $1,091,683
                                                            ========       ========         ========         ==========


YEAR ENDED JANUARY 30, 1993:

  Buildings, fixtures, and equipment. . . . . . . . . . .   $647,017       $120,559         $(15,240)          $752,336
  Property held under capital leases. . . . . . . . . . .     24,991            ---           (1,136)            23,855
  Land    . . . . . . . . . . . . . . . . . . . . . . . .     58,771         24,069              ---             82,840
                                                            --------       --------         --------           --------
                 TOTAL. . . . . . . . . . . . . . . . . .   $730,779       $144,628         $(16,376)          $859,031
                                                            ========       ========         ========           ========


YEAR ENDED FEBRUARY 1, 1992:

  Buildings, fixtures, and equipment. . . . . . . . . . .   $563,499       $103,572         $(20,054)          $647,017
  Property held under capital leases. . . . . . . . . . .     24,991            ---              ---             24,991
  Land    . . . . . . . . . . . . . . . . . . . . . . . .     57,470          2,310           (1,009)            58,771
                                                            --------       --------         --------           --------
                 TOTAL. . . . . . . . . . . . . . . . . .   $645,960       $105,882         $(21,063)          $730,779
                                                            ========       ========         ========           ========

/TABLE



                                                FRED MEYER, INC. AND SUBSIDIARIES

                                             SCHEDULE VI-ACCUMULATED DEPRECIATION AND

                                          AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

                                                          (in thousands)



                                                             Balance                                              Balance
                                                             Beginning                                            End of
                                                             of Period       Additions         Retirements        Period
                                                             ---------       ---------         -----------        -------


YEAR ENDED JANUARY 29, 1994:

  Buildings, fixtures, and equipment. . . . . . . . . . . .  $309,113        $69,600            $(12,440)          $366,273
  Property held under capital leases. . . . . . . . . . . .     7,708            761              (2,397)             6,072
                                                             --------        -------            --------           --------
                 TOTAL. . . . . . . . . . . . . . . . . . .  $316,821        $70,361            $(14,837)          $372,345
                                                             ========        =======            ========           ========


YEAR ENDED JANUARY 30, 1993:

  Buildings, fixtures, and equipment. . . . . . . . . . . .  $244,598        $66,102            $ (1,587)          $309,113
  Property held under capital leases. . . . . . . . . . . .     7,156            856                (304)             7,708
                                                             --------        -------            --------           --------
                 TOTAL. . . . . . . . . . . . . . . . . . .  $251,754        $66,958            $ (1,891)          $316,821
                                                             ========        =======            ========           ========


YEAR ENDED FEBRUARY 1, 1992:

  Buildings, fixtures, and equipment. . . . . . . . . . . .  $206,294        $56,388            $(18,084)          $244,598
  Property held under capital leases. . . . . . . . . . . .     6,668            488                 ---              7,156
                                                             --------        -------            --------           --------
                 TOTAL. . . . . . . . . . . . . . . . . . .  $212,962        $56,876            $(18,084)          $251,754
                                                             ========        =======            ========           ========


                                                FRED MEYER, INC. AND SUBSIDIARIES

                                      SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                          (in thousands)




                                                                                    Fiscal Year Ended
                                                               -------------------------------------------------------
                                                               January 29,           January 30,            February 1,
                                                                     1994                  1993                   1992
                                                               ----------            ----------             ----------

Advertising Costs . . . . . . . . . . . . . . . . . . . . . . .   $33,602               $34,299                $39,763
                                                                  =======               =======                =======
/TABLE

                                           EXHIBIT INDEX

                                                                                                            Sequential
Exhibit                                                                                                        Page
Number                                                                                                        Number
- - -------                                                                                                     ----------
  3A                Restated Certificate of Incorporation of Fred Meyer, Inc.
                    Incorporated by reference to Exhibit 3A to the Company's
                    Registration Statement on Form S-1, Registration No. 33-8574.

  3B                Amended and Restated Bylaws of Fred Meyer, Inc.  Incorporated by
                    reference to Exhibit 4B to the Company's Registration Statement on
                    Form S-8, Registration No. 33-49638.

  4A                Specimen Stock Certificate.  Incorporated by reference to Exhibit
                    4C to the Company's Registration Statement on Form S-3,
                    Registration No. 33-67670.

  4B                Credit Agreement dated as of June 15, 1990, as amended June 25,
                    1990, among Fred Meyer, Inc., various banks named therein, and
                    Continental Bank, N.A., as Agent ("Credit Agreement").
                    Incorporated by reference to Exhibit 4 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended August 18, 1990 (File
                    No.0-15023).  Second Amendment and Extension of Credit Agreement
                    dated as of June 28, 1991.  Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 17, 1991 (File No. 0-15023).  Third Amendment to
                    Credit Agreement dated as of January 29, 1992.  Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K
                    for the year ended February 1, 1992.  Fourth Amendment and
                    Extension to Credit Agreement dated as of July 31, 1992.
                    Incorporated by reference to Exhibit 4D to the Company's
                    Registration Statement on Form S-3, Registration No. 33-67670.
                    Fifth Amendment and Extension to Credit Agreement dated as of July
                    31, 1993.  Incorporated by reference to Exhibit 4D to the Company's
                    Registration Statement on Form S-3, Registration No. 33-67670.

  4C                Term Promissory Notes in an original aggregate principal amount of
                    $70,000,000, including the Intercreditor Agreement dated June 29,
                    1993 among the Company, and various banks and financial
                    institutions named therein.  Incorporated by reference to Exhibit
                    4E to the Company's Registration Statement on Form S-3,
                    Registration No. 33-67670.

  10A-1             Fred Meyer, Inc. 1983 Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form
                    10-K for the year ended January 28, 1989 (File No. 0-15023).

  10A-2             Fred Meyer, Inc. 1990 Stock Incentive Plan, as amended.
                    Incorporated by reference to Exhibit 28 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended August 18, 1990 (File No.
                    0-15023).

  10B               Fred Meyer, Inc. Bonus Plan Description, as amended.

  10C               Assumption Agreement and Unconditional Guaranty of Certain
                    Obligations, dated December 11, 1981, among Fred Meyer, Inc., The
                    Predecessor Company, DTC Acquisition Corporation, and Real Estate
                    Properties Limited Partnership (formerly Fred Meyer Real Estate
                    Properties, Ltd.).  Incorporated by reference to Exhibit 10FF to the Company's Registration Statement on Form S-1, Registration No.
                    2-87139.

  10D               Fred Meyer, Inc. Management Cash Incentive Program.  Incorporated
                    by reference to Exhibit 10G to the Company's Registration Statement
                    on Form S-1, Registration No. 33-8574.

  10E               Fred Meyer, Inc. Excess Deferral Plan.  Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the
                    year ended January 30, 1988 (File No. 0-15023).  Amendment No. 1 to
                    Fred Meyer, Inc. Excess Deferral Plan.  Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the
                    year ended January 28, 1989 (File No. 0-15023).

  10F               Non-Employee Directors Stock Compensation Plan, adopted November
                    17, 1992.  Incorporated by reference to Exhibit 10F to the
                    Company's Annual Report on Form 10-K for the year ended January 30,
                    1993.

  10G               Form of contract for Senior Executive Long-Term Disability Program.
                    Incorporated by reference to Exhibit 10G to the Company's Annual
                    Report on Form 10-K for the year ended January 30, 1993.

  10H               Fred Meyer Supplemental Income Plan dated January 1, 1994.

  10I               Employment Agreement between Fred Meyer, Inc. and Robert G. Miller.
                    Incorporated by reference to Exhibit 28 to the Company's Current
                    Report on Form 8-K dated March 6, 1992 (File No. 0-15023).

  10J               Indemnity Agreement.  Incorporated by reference to Exhibit 10I to the Company's Registration Statement on Form S-1, Registration No.
                    33-8574.

  10K               Form of Lease Agreement for substantially identical leases covering
                    36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited
                    Partnership (formerly Fred Meyer Real Estate Properties, Ltd.)
                    including form of Assignment of Master Lease wherein Fred Meyer
                    Real Estate Properties, Ltd. (now Real Estate Properties Limited
                    Partnership) assigned its interest to Metropolitan Life Insurance
                    Company and a First Amendment to Lease Agreement, dated November
                    25, 1986, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters
                    Agreement and Indemnification Agreement, each dated November 25,
                    1986, between Fred Meyer, Inc. and Metropolitan Life Insurance
                    Company.  Incorporated by reference to Exhibit 10I to the Company's
                    Annual Report on Form 10-K for the year ended January 31, 1987
                    (File No. 0-15023).  Memorandum of First Amendment to Lease
                    Agreement, dated March 6, 1987, between Metropolitan Life Insurance

                    Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant;
                    and Assignment of Master Lease, dated March 6, 1987, between Real
                    Estate Properties Limited Partnership (formerly Fred Meyer Real
                    Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for
                    Nampa, Idaho.  Incorporated by reference to Exhibit 10I to the
                    Company's Annual Report on Form 10-K for the year ended January 30,
                    1988 (File No. 0-15023).

  10L               Form of Lease Agreement for substantially identical leases covering
                    27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited
                    Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement.  Incorporated by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January
                    31, 1987 (File No. 0-15023).  Appendices containing certain additional nonstandard provisions.  Incorporated by reference to
                    Exhibit 10J to the Company's Annual Reports on Form 10-K for the
                    years ended January 28, 1989, February 3, 1990, and February 2,
                    1991 (File No. 0-15023).  Certain lease modifications for Burien,
                    Washington facility.  Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January
                    30, 1993.

  10M               Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate
                    Properties, Ltd. (now Real Estate Properties Limited Partnership),
                    Lessor to Fred Meyer, Inc., Lessee for the Stadium Parking Lot.
                    Incorporated by reference to Exhibit 10J(6) to the Company's
                    Registration Statement on Form S-1, Registration No. 33-8574.

  10N               Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate
                    Properties, Ltd. (now Real Estate Properties  Limited Partnership),
                    Lessor to Roundup Co., Lessee for Photo Plant Parking Lot.
                    Incorporated by reference to Exhibit 10J(7) to the Company's
                    Registration Statement on Form S-1, Registration No. 33-8574.

  10O               Lease Agreement, dated October 22, 1986, including Amendment, dated
                    April 30, 1987, between Fred Meyer Real Estate Properties, Ltd.
                    (now Real Estate Properties Limited Partnership), and Roundup Co.
                    for Midway store.  Incorporated by reference to Exhibit 10N to the
                    Company's Annual Report on Form 10-K for the year ended January 31,
                    1987 (File No. 0-15023).

  10P               Lease Agreement, dated February 1, 1990, relating to additional property adjacent to Oak Grove store location between Vanoak
                    Corporation, Lessor, and Fred Meyer, Inc., Lessee.  Incorporated by
                    reference to Exhibit 10P to the Company's Annual Report on Form 10-
                    K for the year ended February 2, 1991 (File No. 0-15023).

  10Q               Lease Agreement, dated February 19, 1987, including Addendum, dated
                    September 16, 1987, between Fred Meyer, Inc., as Lessee, and Duane
                    Company, as Lessor, for the Gateway store.  Incorporated by reference to Exhibit 10Q to the Company's Annual Report on
                    Form 10-K for the

                    year ended January 30, 1988 (File No. 0-15023).  Addendum
                    No. 2 to Lease Agreement.  Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended
                    February 2, 1991 (File No. 0-15023).

  10R               Assignment of Lease, dated August 13, 1987, between Fred Meyer,
                    Inc. and Fred Meyer Real Estate Properties, Ltd. (now Real Estate
                    Properties Limited Partnership) for Newport store.  Incorporated by reference to Exhibit 10R to the Company's Annual Report on
                    Form 10-K for the year ended January 30, 1988 (File No. 0-15023).

  10S               Lease Agreement, dated December 12, 1988, between Fred Meyer, Inc., as Lessee, and Fifth Avenue Corporation, as Lessor, for the
                    Burlingame store.  Incorporated by reference to Exhibit 10S to the
                    Company's Annual Report on Form 10-K for the year ended January 28,
                    1989 (File No. 0-15023).

  10T               Assignment of Lease and Termination of Subleases, dated as of
                    February 7, 1992 between Fred Meyer, Inc. and Real Estate
                    Properties Limited Partnership (formerly Fred Meyer Real Estate
                    Properties, Ltd.) for Sixth and Alder location.  Incorporated by reference to Exhibit 10S to the Company's Annual Report on
                    Form 10-K for the year ended January 30, 1993.

  10U               Purchase and Sale and Lease Termination Agreement, dated May 22,
                    1992 between Fred Meyer, Inc. and Real Estate Properties Limited
                    Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) for the Swan Island Dairy facility.  Incorporated by reference to
                    Exhibit 10T to the Company's Annual Report on Form 10-K for the
                    year ended January 30, 1993.

  10V               Purchase and Sale and Lease Termination Agreement, dated October
                    27, 1992 between Fred Meyer, Inc. and Union Central Company, controlled by Real Estate Properties Limited Partnership (formerly
                    Fred Meyer Real Estate Properties, Ltd.) for the Main Office
                    facility.  Incorporated by reference to Exhibit 10U to the
                    Company's Annual Report on Form 10-K for the year ended January 30,
                    1993.

  10W               Assignment of Lease dated April 12, 1993 between Fred Meyer, Inc.
                    and Real Estate Properties Limited Partnership ("REPL") for
                    Southeast store, including the Lease Modification Agreement, dated
                    April 12, 1993 between Southeast Company and REPL.

  11                Computation of Earnings per Common Share.

  13                Portions of the Annual Report to Shareholders of the Company for
                    the year ended January 29, 1994 are incorporated by reference herein.

  21                List of Subsidiaries.

  23                Consent of Deloitte & Touche.

  24                Powers of Attorney.