Form 10-Q
period 1994-05-21
MEYER FRED INC
filed 1994-06-13
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549



                        FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended May 21, 1994

                           OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______



              Commission File No. 0-15023



                    FRED MEYER, INC.

(Exact name of registrant as specified in its charter)

                 Delaware                        93-0798201
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)       Identification Number)

            3800 S.E. 22nd Avenue
               Portland, Oregon                     97202
     (Address of principal executive offices)     (Zip Code)

                            (503) 232-8844
        (Registrant's telephone number, including area code)

                            Not applicable.
        (Former name, former address and former fiscal year,
                     if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

      Yes  XX                 No
          ----                   ----




      Shares of Common Stock Outstanding at May 21, 1994:   26,500,998

                            Part I - Financial Information

                          FRED MEYER, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                    (In thousands)
                                      (Unaudited)


                                                                  May 21,             January 29,
                                                                    1994                    1994
                                                              ----------              ----------

                                                ASSETS
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   38,026              $   34,054
   Receivables-net . . . . . . . . . . . . . . . . . . . . .      19,254                  18,306
   Inventories . . . . . . . . . . . . . . . . . . . . . . .     503,787                 477,568
   Prepaid expenses and other. . . . . . . . . . . . . . . .      48,453                  54,098
   Current deferred taxes. . . . . . . . . . . . . . . . . .       7,828                   7,828
                                                              ----------              ----------
      Total current assets . . . . . . . . . . . . . . . . .     617,348                 591,854
                                                              ----------              ----------

PROPERTY AND EQUIPMENT (NET) . . . . . . . . . . . . . . . .     783,550
719,338
                                                              ----------              ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .       7,310                   7,590
                                                              ----------              ----------

         TOTAL . . . . . . . . . . . . . . . . . . . . . .    $1,408,208              $1,318,782
                                                              ==========              ==========



                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks . . . . . . . . .  $  310,819              $  289,650
   Current portion of long-term debt
      and lease obligations. . . . . . . . . . . . . . . . .       1,749                   1,749
   Income taxes. . . . . . . . . . . . . . . . . . . . . . .       5,329                  18,660
   Accrued expenses and other. . . . . . . . . . . . . . . .      71,743                  72,934
                                                              ----------              ----------
      Total current liabilities. . . . . . . . . . . . . . .     389,640                 382,993
                                                              ----------              ----------

LONG-TERM DEBT AND MORTGAGES . . . . . . . . . . . . . . . .     387,297
321,398
                                                              ----------              ----------

CAPITAL LEASE OBLIGATIONS. . . . . . . . . . . . . . . . . .      14,865                  14,895
                                                              ----------              ----------

DEFERRED LEASE TRANSACTIONS. . . . . . . . . . . . . . . . .      47,455
48,254
                                                              ----------              ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .      18,496                  18,496
                                                              ----------              ----------

OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . .       5,129                   5,060
                                                              ----------              ----------

STOCKHOLDERS' EQUITY
   Common stock. . . . . . . . . . . . . . . . . . . . . . .         268                     267
   Additional paid-in capital. . . . . . . . . . . . . . . .     195,189                 193,719
   Unearned compensation . . . . . . . . . . . . . . . . . .        (344)                   (527)
   Retained earnings . . . . . . . . . . . . . . . . . . . .     354,109                 338,123
   Treasury stock. . . . . . . . . . . . . . . . . . . . . .      (3,896)                 (3,896)
                                                              ----------              ----------
      Total stockholders' equity . . . . . . . . . . . . . .     545,326                 527,686
                                                              ----------              ----------

         TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $1,408,208              $1,318,782
                                                              ==========              ==========


                            See notes to consolidated financial statements.
/TABLE

                    FRED MEYER, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except per share amounts)
                               (Unaudited)



                                                                        16 Weeks Ended
                                                                -----------------------------
                                                                  May 21,               May 22,
                                                                    1994                  1993
                                                                --------              --------

NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $932,347              $852,059
                                                                --------              --------
COST OF MERCHANDISE SOLD:
    General. . . . . . . . . . . . . . . . . . . . . . . . . .   659,195               604,219
    Related party leases . . . . . . . . . . . . . . . . . . .     1,717                 1,717
                                                                --------              --------
    Total cost of merchandise sold . . . . . . . . . . . . . .   660,912               605,936
                                                                --------              --------

GROSS MARGIN . . . . . . . . . . . . . . . . . . . . . . . . .   271,435               246,123
                                                                --------              --------
OPERATING AND ADMINISTRATIVE EXPENSES:
    General. . . . . . . . . . . . . . . . . . . . . . . . . .   221,232               200,163
    Related party leases . . . . . . . . . . . . . . . . . . .    17,672                18,073
    Interest related to occupancy. . . . . . . . . . . . . . .     3,675                 3,381
                                                                --------              --------
    Total operating and administrative expenses. . . . . . . .   242,579               221,617
                                                                --------              --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . .    28,856                24,506
INTEREST EXPENSE-NET . . . . . . . . . . . . . . . . . . . . .     3,072                 2,267
                                                                --------              --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . .    25,784                22,239
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . .     9,798                 8,228
                                                                --------              --------

NET INCOME BEFORE THE EFFECT OF
   AN ACCOUNTING CHANGE. . . . . . . . . . . . . . . . . . . .    15,986                14,011
EFFECT OF AN ACCOUNTING CHANGE . . . . . . . . . . . . . . . .       ---
(2,588)
                                                                --------              --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,986              $ 11,423
                                                                ========              ========

EARNINGS PER COMMON SHARE:
    Net income before the effect
       of an accounting change . . . . . . . . . . . . . . . .      $.56                  $.50
    Effect of an accounting change . . . . . . . . . . . . . .       ---                  (.09)
                                                                    ----                  ----
    Net income . . . . . . . . . . . . . . . . . . . . . . . .      $.56                  $.41
                                                                    ====                  ====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . .    28,725
28,165
                                                                  ======                ======



                            See notes to consolidated financial statements.
/TABLE

                                   FRED MEYER, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (In thousands)
                                              (Unaudited)

                                                                   16 Weeks Ended
                                                                -----------------------------
                                                                 May 21,               May 22,
                                                                   1994                  1993
                                                                -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $15,986               $11,423
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment. . . . . . . . . . . . . . . .   25,924                20,259
      Income taxes . . . . . . . . . . . . . . . . . . . . . .  (13,331)               (9,013)
      Inventories. . . . . . . . . . . . . . . . . . . . . . .  (26,219)              (26,123)
      Other current assets . . . . . . . . . . . . . . . . . .    4,660                 6,187
      Accounts payable . . . . . . . . . . . . . . . . . . . .   32,267                27,360
      Other. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,538)               (7,079)
      Effect of an accounting change . . . . . . . . . . . . .      ---                 2,588
                                                                -------               -------

   Net cash provided by operating activities . . . . . . . . .   37,749                25,602
                                                                -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock-net . . . . . . . . . . . . . . .    1,471                   892
    Outstanding checks . . . . . . . . . . . . . . . . . . . .  (11,098)              (21,904)
    Decrease (increase) in notes receivable. . . . . . . . . .      117                   (15)
    Long-term financing:
      Borrowings . . . . . . . . . . . . . . . . . . . . . . .   66,125                42,150
      Repayments . . . . . . . . . . . . . . . . . . . . . . .     (256)                 (228)
                                                                -------               -------

   Net cash provided by financing activities . . . . . . . . .   56,359                20,895
                                                                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . . . . .  (91,612)              (42,792)
   Net proceeds from sale of real property . . . . . . . . . .    1,476                 1,457
                                                                -------               -------

   Net cash used for investing activities. . . . . . . . . . .  (90,136)              (41,335)
                                                                -------               -------

NET INCREASE IN CASH FOR THE PERIOD. . . . . . . . . . . . . .    3,972
5,162
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .   34,054                31,884
                                                                -------               -------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $38,026               $37,046
                                                                =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,212               $ 5,072
      Income taxes . . . . . . . . . . . . . . . . . . . . . .   23,018                17,178


                            See notes to consolidated financial statements.
/TABLE

                  FRED MEYER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Reporting Periods
      -------------------------
      The Company's interim reporting periods for reports to stockholders are the 16th, 28th, and 40th weeks of its fiscal year.


2.    Inventories
      -----------
      Inventories consist mainly of merchandise held for sale. Substantially all the inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Estimated gross margins have been used for determining the cost of merchandise sold for those operating departments not taking physical inventories at the end of the interim periods.


3.    Income Taxes
      ------------
      Income taxes have been provided for based upon the current estimate of the Company's annual effective tax rate.

      The Company adopted Statement of Financial
      Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 31, 1993.
      This resulted in a one-time reduction in net income of $2,588,000 in the first quarter of 1993.


4.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the sixteen weeks ended May 21, 1994 were:

                                                                              (In thousands)
                                                                              --------------

    Stockholders' equity, January 29, 1994                                      $527,686
    Stock options exercised                                                        1,471
    Amortization of unearned compensation                                            183
    Net income                                                                    15,986
                                                                              ----------
    Stockholders' equity, May 21, 1994                                          $545,326
                                                                              ==========


5.    Earnings Per Common Share
      -------------------------
      Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options (ranging in exercise price from $3.24 to $41.25 per share) which was determined by using the "treasury stock" method.


6.    Commitments and Contingencies
      -----------------------------
      The Company and its subsidiaries are parties to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

                               _______________

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature, except for the change in accounting for income taxes in the period ended May 22, 1993, which, in the opinion of management, are necessary for a fair presentation of the results for the 16 weeks ended May 21, 1994 and May 22, 1993.

The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year due to the seasonality of the Company's business. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's latest annual report filed on Form 10-K.

                           FRED MEYER, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1993 and 1994 through internally generated cash flow, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

On October 4, 1993 the Company completed a secondary offering of its stock whereby an affiliate of Kohlberg, Kravis, Roberts & Co., L.P. ("The Selling Shareholder"), sold 3,450,000 of its shares. The Company received proceeds of $1,638,000 resulting from the exercise of 505,067 option shares by The Selling Shareholder. Following the offering, The Selling Shareholder owned approximately 38 percent of the Company's stock.

On June 29, 1993 and August 2, 1993, the Company issued an aggregate of $70,000,000 of five-year floating rate notes to a group of five banks. At the Company's option, the notes will bear interest at a spread above LIBOR or certificate of deposit rates. Proceeds from the floating rate notes were used to reduce commercial paper borrowings.

The Company maintains a credit facility with several domestic and foreign banks for committed lines of credit which provide for borrowings of up to $300,000,000. This agreement was extended in July 1993 for an additional year and continues through July 31, 1996, at which time the outstanding amounts convert to a term loan payable quarterly through July 31, 2000. The Company is in the process of renegotiating and extending its credit facility at a total commitment of $400,000,000. In addition, uncommitted lines of credit have been made available to the Company by several foreign banks for a total of $35,000,000. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At May 21, 1994 the Company had unrated commercial paper outstanding in the amount of approximately $226,000,000, and a total of approximately $74,000,000 available for borrowing under its committed credit facilities.

The average interest rate for commercial paper outstanding at May 21, 1994 was approximately 4.29 percent. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its commercial paper and other floating rate debt. At May 21, 1994 the Company had outstanding four interest rate contracts with commercial banks which effectively fix the Company's interest rate exposure on an aggregate $75,000,000 principal amount of commercial paper and bank line borrowings at rates of between 4.63 percent and 7.60 percent and mature between June 1994 and November 1998. The Company also purchased two interest rate contracts ("CAPs") which limit the maximum interest rate the Company can pay at 5.00 percent on a notional amount of $25,000,000 of its short-term floating rate debt, and which expire in November of 1996 and 1998. In the event of nonperformance by the other parties to the interest rate swap agreements (which is not anticipated), the Company could be exposed to prospective increases in interest rates.

In April 1994, the Company received commitments from major insurance companies to fund $57,500,000 for privately placed notes with maturities of between five and 13 years, and an average maturity of 9.35 years. Funding is scheduled for July 1994. Interest will be paid at fixed rates of between 7.25 percent and 7.98 percent payable on a semi-annual basis.

The Company believes that a combination of cash flow from operations, the above-mentioned note issuance, and borrowings under its expanded credit facilities will permit it to finance its capital expenditure requirements for 1994, budgeted to be $265,000,000. Due primarily to the current favorable interest rates in relation to market rents, the Company believes that it is presently desirable for it to own its newly constructed facilities. If the Company determines that it is preferable, it may also fund its capital expenditure requirements by mortgaging facilities, entering into sales and leaseback transactions, or by issuing additional debt or equity.

RESULTS OF OPERATIONS

COMPARISON OF THE 16 WEEKS ENDED MAY 21, 1994 WITH THE 16 WEEKS
ENDED MAY 22, 1993.

Net sales for the first quarter of 1994 increased $80,288,000 or
9.4 percent over the corresponding quarter in 1993. This increase reflects sales growth at existing stores, openings of new stores, and inflation. Sales increases were highlighted by strong sales in seasonal garden and outdoor merchandise, offset in part by flat apparel sales. Comparable store sales increased
3.4 percent for the first quarter of 1994. Comparable food store sales increased 2.5 percent, and nonfood store sales increased
4.0 percent. The Company's food operations accounted for 39.7 percent of the overall sales in 1994 and 38.9 percent in 1993.

Gross margin as a percent of net sales was 29.1 percent for the first quarter of 1994, compared with 28.9 percent in 1993's first quarter. Gross margins increased due to improved nonfood sales in the first quarter of 1994 and a slightly lower LIFO charge related to continued low food inflation.

Operating and administrative expenses as a percent of net sales were 26.0 percent for the first quarter of 1994, the same as for 1993's first quarter. Expenses as a percent of sales were flat with 1993's first quarter, reflecting lower store occupancy expenses and sales promotion costs, offset generally by the costs of opening two new stores.

Net interest expense in the first quarter of 1994 was $3,072,000, an increase of 35.5 percent from the $2,267,000 reported for 1993. The increase primarily reflects higher borrowings due to an acceleration in new store construction and remodels and, to a lesser extent, the impact of higher interest rates.

The effective tax rate for the first quarter of 1994 was 38.0 percent, compared with 37.0 percent in 1993.

Net income increased 14.1 percent to $15,986,000 in the first quarter of 1994 from $14,011,000 in 1993 before the effect of last year's accounting change. In the first quarter of 1993 a charge of $2,588,000 was recognized from the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulting in reported net income of $11,423,000 in the first quarter of 1993 after the effect of this accounting change.


EFFECT OF LIFO

The Company estimates annual LIFO expense based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for softgoods and jewelry, and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). The Company reviewed these year-to-date indices at the end of the first quarter and adjusted its LIFO reserve on a year-to-date basis to reflect the Company's overall product mix, anticipated year-end inventory levels, and the Company's expectations of the indices for the remainder of the year.


                PART II.   OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibit
             -------

             11.   Computation of Earnings per Common Share

     (b)     Reports on Form 8-K
             -------------------

             No reports on Form 8-K have been filed during the period for which this report is filed.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRED MEYER, INC.
                                          (Registrant)



Dated:   June 13, 1994                    KENNETH THRASHER
         -------------                    -------------------------------
                                          Kenneth Thrasher
                                          Senior Vice President - Finance
                                          Chief Financial Officer

                               EXHIBIT INDEX


Exhibit                   Document                                Sequential
Number                   Description                              Page Number
- - -------                  ------------                             -----------

  11               Computation of Earnings
                   per Common Share