Form 10-Q
period 1994-08-13
MEYER FRED INC
filed 1994-09-02
CIK 701169

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 13, 1994

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________



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

      Yes  XX     No _____
         -----




      Shares of Common Stock Outstanding at August 13, 1994:
26,542,732

                        Part I - Financial Information

                       FRED MEYER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                  (Unaudited)

                                                    August 13,   January 29,
                                                         1994          1994
                                                    ---------    ----------
                                    ASSETS

CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . $   37,695    $   34,054
   Receivables-net . . . . . . . . . . . . . . . .     17,605        19,406
   Inventories . . . . . . . . . . . . . . . . . .    499,103       477,568
   Prepaid expenses and other. . . . . . . . . . .     54,301        55,037
   Current deferred taxes. . . . . . . . . . . . .      7,828         7,828
                                                   ----------    ----------
      Total current assets . . . . . . . . . . . .    616,532       593,893
                                                   ----------    ----------
PROPERTY AND EQUIPMENT (NET) . . . . . . . . . . .    819,917       719,338
                                                   ----------    ----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . .     10,825        11,200
                                                   ----------    ----------

         TOTAL . . . . . . . . . . . . . . . . .   $1,447,274    $1,324,431
                                                   ==========    ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks . . . . $  314,344    $  294,568
   Current portion of long-term debt
      and lease obligations. . . . . . . . . . . .      1,749         1,749
   Income taxes. . . . . . . . . . . . . . . . . .     12,450        18,660
   Accrued expenses and other. . . . . . . . . . .     75,401        73,665
                                                   ----------    ----------
      Total current liabilities. . . . . . . . . .    403,944       388,642
                                                   ----------    ----------
LONG-TERM DEBT AND MORTGAGES . . . . . . . . . . .    392,381       321,398
                                                   ----------    ----------
CAPITAL LEASE OBLIGATIONS. . . . . . . . . . . . .     14,842        14,895
                                                   ----------    ----------
DEFERRED LEASE TRANSACTIONS. . . . . . . . . . . .     46,855        48,254
                                                   ----------    ----------
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .     18,496        18,496
                                                   ----------    ----------
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . .      5,182         5,060
                                                   ----------    ----------

STOCKHOLDERS' EQUITY:
   Common stock. . . . . . . . . . . . . . . . . .        268           267
   Additional paid-in capital. . . . . . . . . . .    196,106       193,719
   Unearned compensation . . . . . . . . . . . . .       (206)         (527)
   Retained earnings . . . . . . . . . . . . . . .    373,302       338,123
   Treasury stock. . . . . . . . . . . . . . . . .     (3,896)       (3,896)
                                                   ----------    ----------
      Total stockholders' equity . . . . . . . . .    565,574       527,686
                                                   ----------    ----------
         TOTAL . . . . . . . . . . . . . . . . . . $1,447,274    $1,324,431
                                                   ==========    ==========




                See notes to consolidated financial statements.
/TABLE




                       FRED MEYER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                        12 Weeks Ended
                                                   -----------------------
                                                   August 13,    August 14,
                                                        1994          1993
                                                   ---------     ---------
NET SALES. . . . . . . . . . . . . . . . . . . . . $737,284      $674,719
                                                   --------      --------
COST OF MERCHANDISE SOLD:
   General . . . . . . . . . . . . . . . . . . . .  513,978       466,523
   Related party lease . . . . . . . . . . . . . .    1,287         1,287
   Interest related to occupancy . . . . . . . . .      286            46
                                                   --------      --------
   Total cost of merchandise sold. . . . . . . . .  515,551       467,856
                                                   --------      --------

GROSS MARGIN . . . . . . . . . . . . . . . . . . .  221,733       206,863
                                                   --------      --------
OPERATING AND ADMINISTRATIVE EXPENSES:
   General . . . . . . . . . . . . . . . . . . . .  172,013       154,996
   Related party leases. . . . . . . . . . . . . .   13,191        13,413
   Interest related to occupancy . . . . . . . . .    2,783         2,887
                                                   --------      --------
   Total operating and administrative expenses . .  187,987       171,296
                                                   --------      --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . .   33,746        35,567
INTEREST EXPENSE-NET . . . . . . . . . . . . . . .    2,789         1,709
                                                   --------      --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . .   30,957        33,858
PROVISION FOR INCOME TAXES . . . . . . . . . . . .   11,764        16,896
                                                   --------      --------

NET INCOME . . . . . . . . . . . . . . . . . . . . $ 19,193      $ 16,962
                                                   ========      ========

EARNINGS PER COMMON SHARE. . . . . . . . . . . . .     $.67          $.60
                                                       ====          ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING. . . . . . . . . . . . . . .   28,676        28,338
                                                     ======        ======



                See notes to consolidated financial statements.
/TABLE



                       FRED MEYER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                       28 Weeks Ended
                                                  ------------------------
                                                   August 13,    August 14,
                                                        1994          1993
                                                  ----------     ---------

NET SALES. . . . . . . . . . . . . . . . . . . . $1,669,631     $1,526,778
                                                 ----------     ----------

COST OF MERCHANDISE SOLD:
   General . . . . . . . . . . . . . . . . . . .  1,172,944      1,070,681
   Related party lease . . . . . . . . . . . . .      3,004          3,004
   Interest related to occupancy . . . . . . . .        515            107
                                                 ----------     ----------
   Total cost of merchandise sold. . . . . . . .  1,176,463      1,073,792
                                                 ----------     ----------

GROSS MARGIN . . . . . . . . . . . . . . . . . .    493,168        452,986
                                                 ----------     ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
   General . . . . . . . . . . . . . . . . . . .    393,247        355,160
   Related party leases. . . . . . . . . . . . .     30,862         31,485
   Interest related to occupancy . . . . . . . .      6,457          6,268
                                                 ----------     ----------
   Total operating and administrative expenses .    430,566        392,913
                                                 ----------     ----------

INCOME FROM OPERATIONS . . . . . . . . . . . . .     62,602         60,073
INTEREST EXPENSE-NET . . . . . . . . . . . . . .      5,861          3,976
                                                 ----------     ----------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .     56,741         56,097
PROVISION FOR INCOME TAXES . . . . . . . . . . .     21,562         25,124
                                                 ----------     ----------

NET INCOME BEFORE THE EFFECT OF
   AN ACCOUNTING CHANGE. . . . . . . . . . . . .     35,179         30,973
EFFECT OF AN ACCOUNTING CHANGE . . . . . . . . .        ---         (2,588)
                                                 ----------     ----------

NET INCOME . . . . . . . . . . . . . . . . . . . $   35,179     $   28,385
                                                 ==========     ==========

EARNINGS PER COMMON SHARE:
   Net income before the effect
      of an accounting change. . . . . . . . . .      $1.23          $1.10
   Effect of an accounting change. . . . . . . .        ---           (.09)
                                                      -----          -----
   Net income. . . . . . . . . . . . . . . . . .      $1.23          $1.01
                                                      =====          =====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING. . . . . . . . . . . . . .     28,704         28,239
                                                     ======         ======



                See notes to consolidated financial statements.
/TABLE

                       FRED MEYER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                      28 Weeks Ended
                                                  -----------------------
                                                  August 13,    August 14,
                                                       1994          1993
                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . $ 35,179       $28,385
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment. . . . . . . . . .   46,337        35,877
      Income taxes . . . . . . . . . . . . . . . .   (6,210)       (9,501)
      Inventories. . . . . . . . . . . . . . . . .  (21,535)      (21,263)
      Other current assets . . . . . . . . . . . .    2,500         5,858
      Accounts payable . . . . . . . . . . . . . .   26,932        34,963
      Other. . . . . . . . . . . . . . . . . . . .    1,389        (5,093)
      Effect of an accounting change . . . . . . .      ---         2,588
                                                   --------       -------
   Net cash provided by operating activities . . .   84,592        71,814
                                                   --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net. . . . . . . . . .    2,388         2,519
   Outstanding checks. . . . . . . . . . . . . . .   (7,156)       (9,282)
   Decrease (increase) in notes receivable . . . .      122        (1,261)
   Long-term financing:
      Borrowings . . . . . . . . . . . . . . . . .   70,983        69,657
      Repayments . . . . . . . . . . . . . . . . .      (53)      (37,161)
                                                   --------       -------

   Net cash provided by financing activities . . .   66,284        24,472
                                                   --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . (150,641)      (97,050)
   Net proceeds from sale of real property . . . .    3,406         2,725
                                                   --------       -------

   Net cash used for investing activities. . . . . (147,235)      (94,325)
                                                   --------       -------

NET INCREASE IN CASH FOR THE PERIOD. . . . . . . .    3,641         1,961
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .   34,054        31,884
                                                   --------       -------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . $ 37,695       $33,845
                                                   ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . .  $12,898       $ 9,032
      Income taxes . . . . . . . . . . . . . . . .   27,500        34,545



                See notes to consolidated financial statements.
/TABLE

                       FRED MEYER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Reporting Periods
    -------------------------
    The Company's interim reporting periods for reports to stockholders are the 16th, 28th, and 40th weeks of its fiscal year.


2.  Reclassifications
    -----------------
    Certain prior year balances have been reclassified to conform to current year presentation.


3.  Inventories
    -----------
    Inventories consist mainly of merchandise held for sale. Substantially all the inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Estimated gross margins have been used for determining the cost of merchandise sold for those operating departments not taking physical inventories at the end of the interim periods. In the second quarter of 1993, to conform with IRS guidelines for LIFO computations, the Company made a one-time adjustment, which increased inventories and decreased cost of merchandise sold by $6,178,000.


4.  Income Taxes
    ------------
    Income taxes have been provided for based upon the current estimate of the Company's annual effective tax rate.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective
    January 31, 1993. This resulted in a one-time reduction in net income of $2,588,000 in the first quarter of 1993.


5.  Stockholders' Equity
    --------------------
    Changes in stockholders' equity for the twenty-eight weeks ended August 13, 1994 were:
                                                          (In thousands)
                                                          --------------

        Stockholders' equity, January 29, 1994                $527,686
        Stock options exercised                                  2,388
        Amortization of unearned compensation                      321
        Net income                                              35,179
                                                              --------
        Stockholders' equity, August 13, 1994                 $565,574
                                                              ========


6.  Earnings Per Common Share
    -------------------------
    Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options (ranging in exercise price from $3.24 to $41.25 per share) which was determined by using the "treasury stock" method.


7.  Commitments and Contingencies
    -----------------------------
    The Company and its subsidiaries are parties to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

                                _______________

The financial information furnished in this Form 10-Q includes the adjustments described in footnotes 3 and 4 and all other adjustments, consisting only of adjustments of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 28 weeks ended August 13, 1994 and August 14, 1993.

The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year due to the seasonality of the Company's business. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's latest annual report filed on Form 10-K.




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

In June 1994 the Company completed a new credit facility with several domestic and foreign banks for committed lines of credit which provide for borrowings of up to $400,000,000. This agreement matures on June 30, 1999 and replaces a previous agreement which provided for borrowings of up to $300,000,000. In addition, uncommitted lines of credit have been made available to the Company by three foreign banks for a total of $30,000,000. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At August 13, 1994 the Company had unrated commercial paper outstanding in the amount of approximately $173,000,000, and a total of approximately $227,000,000 available for borrowing under its committed credit facilities.

The average interest rate for commercial paper outstanding at August 13, 1994 was approximately 4.7 percent. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its commercial paper and other floating rate debt. At August 13, 1994 the Company had outstanding three interest rate contracts with commercial banks which effectively fix the Company's interest rate exposure on an aggregate $50,000,000 principal amount of commercial paper and bank line borrowings at rates of between 4.63 percent and 7.60 percent and mature between November 1996 and November 1998. The Company also purchased two interest rate contracts ("CAPs") which limit the maximum interest rate the Company can pay at 5.00 percent on a notional amount of $25,000,000 of its short-term floating rate debt, and which expire in November of 1996 and 1998. In the event of nonperformance by the other parties to the interest rate swap agreements (which is not anticipated), the Company could be exposed to prospective increases in interest rates.

In July 1994, the Company borrowed $57,500,000 from major insurance companies for privately placed notes with maturities of between five and 13 years, and an average maturity of 9.35 years. Interest will be paid at fixed rates of between 7.25 percent and 7.98 percent payable on a semi-annual basis.

On October 4, 1993 the Company completed a secondary offering of its stock whereby an affiliate of Kohlberg, Kravis, Roberts & Co., L.P. ("The Selling Shareholder"), sold 3,450,000 of its shares.
The Company received proceeds of $1,638,000 resulting from the exercise of 505,067 option shares by The Selling Shareholder. Following the offering, The Selling Shareholder owned approximately 38 percent of the Company's stock.

On June 29, 1993 and August 2, 1993, the Company issued an aggregate of $70,000,000 of five-year floating rate notes to a group of five banks. At the Company's option, the notes will bear interest at a spread above LIBOR or certificate of deposit rates.
Proceeds from the floating rate notes were used to reduce commercial paper borrowings.

The Company believes that a combination of cash flow from operations, the above-mentioned note issuances, and borrowings under its expanded credit facilities will permit it to finance its capital expenditure requirements for 1994, budgeted to be $265,000,000. Due primarily to the current favorable interest rates in relation to market rents, the Company believes that it is presently desirable for it to own its newly constructed facilities. If the Company determines that it is preferable, it may also fund its capital expenditure requirements by mortgaging facilities, entering into sale and leaseback transactions, or by issuing additional debt or equity.



RESULTS OF OPERATIONS

COMPARISON OF THE 12 WEEKS ENDED AUGUST 13, 1994 WITH THE 12 WEEKS ENDED AUGUST 14, 1993.

Net sales for the second quarter of 1994 increased $62,565,000 or
9.3 percent over the corresponding quarter in 1993. The 1994 increase in sales, which reflects openings of new stores, sales growth at existing stores, and inflation, offset by the continued impact of the economic slowdown in the Seattle area and the very competitive Alaska market was achieved against sales in the second quarter of 1993 which benefited from strong sales of garden and outdoor seasonal merchandise and excellent food sales. Comparable store sales increased 1.4 percent for the second quarter of 1994. Food comparable store sales increased 1.2 percent, and nonfood comparable store sales increased 1.6 percent. The Company's food operations accounted for 39.5 percent of the overall sales in 1994 and 38.4 percent in 1993.

Gross margin as a percent of net sales was 30.1 percent for the second quarter of 1994, compared with 30.7 percent for 1993's second quarter. Gross margin for the second quarter of 1993 reflects a nonrecurring LIFO adjustment of $6,178,000. Without this adjustment, 1993's gross margin as a percent of sales would have been 29.7 percent. Gross margins increased in the second quarter of 1994 due to a lower LIFO charge related to continued low inflation, stronger nonfood sales in certain higher margin categories, and lower nonfood markdowns.

Operating and administrative expenses as a percent of net sales were 25.5 percent for the second quarter of 1994, compared with
25.4 percent for 1993's second quarter. This increase reflects costs associated with opening two new stores, increased depreciation expenses, and higher labor costs, offset in part by lower store occupancy expenses and sales promotion costs as a percent of sales.

Net interest expense in the second quarter of 1994 was $2,789,000, an increase of 63.2 percent from the $1,709,000 reported for 1993. The increase primarily reflects higher borrowings due to an acceleration in new store construction and remodels and, to a lesser extent, the impact of higher interest rates.

The effective tax rate for the second quarter of 1994 was 38.0 percent, compared with 49.9 percent in 1993. The second quarter of 1993 reflects the effect of three nonrecurring adjustments.

Net income increased 11.8 percent to $19,193,000 and earnings per share 9.8 percent to $.67 per share for 1994's second quarter, before reflecting three nonrecurring adjustments in 1993 and assuming a 38 percent tax rate for both years. On a reported basis, net income for the second quarter of 1994 increased 13.2 percent to $19,193,000 from $16,962,000 in 1993, after reflecting the three nonrecurring adjustments in 1993. Reported earnings per share were $.67 for 1994's second quarter based on 28,676,000 shares outstanding, compared with $.60 for the prior year's second quarter based on 28,338,000 shares outstanding.

COMPARISON OF THE 28 WEEKS ENDED AUGUST 13, 1994 WITH THE 28 WEEKS ENDED AUGUST 14, 1993.

Net sales for the first 28 weeks of 1994 increased $142,853,000 or
9.4 percent to $1,669,631,000. This increase reflects openings of new stores, sales growth at existing stores and inflation, offset by the continued impact of the economic slowdown in the Seattle area and the very competitive Alaska market. Comparable store sales increased 2.6 percent for this 28 week period. Food comparable store sales increased 1.9 percent, and nonfood comparable store sales increased 3.0 percent. The Company's food operations accounted for 39.6 percent of the overall sales for the first 28 weeks of 1994 compared with 38.7 percent for the first 28 weeks of 1993.

Gross margin as a percent of net sales was 29.5 percent for the first 28 weeks of 1994 compared with 29.7 percent for 1993. Gross margins for the first 28 weeks of 1993 reflect a nonrecurring adjustment of $6,178,000 to the Company's LIFO reserve. Without this adjustment, gross margin as a percent of net sales for the first 28 weeks of 1993 would have been 29.3 percent. Gross margins increased in the first 28 weeks of 1994 due to a lower LIFO charge related to continued low inflation, stronger nonfood sales in certain higher margin categories, and lower nonfood markdowns.

Operating and administrative expenses as a percent of net sales were 25.8 percent for the first 28 weeks of 1994 compared with 25.7 percent for the first 28 weeks of 1993. This increase reflects costs associated with opening four new stores and higher labor costs, offset in part by lower store occupancy expenses and sales promotion costs as a percent of sales.

Net interest expense in the first 28 weeks of 1994 was $5,861,000, an increase of 47.4 percent from the $3,976,000 for 1993. The increase primarily reflects higher borrowings due to an acceleration in new store construction and remodels and, to a lesser extent, the impact of higher interest rates.

The effective tax rate for the first 28 weeks of 1994 was 38.0 percent compared with 44.8 percent in the comparable 28 weeks of 1993. The effective tax rate for the first 28 weeks of 1993 reflects the effect of three nonrecurring adjustments.

Net income increased 13.7 percent to $35,179,000 and earnings per share 11.8 percent to $1.23 per share for the first 28 weeks of 1994, before reflecting an accounting change and three nonrecurring adjustments in 1993 and assuming a 38 percent tax rate for both years. On a reported basis, net income for the first 28 weeks of 1994 increased 23.9 percent to $35,179,000 from $28,385,000 in
1993, after reflecting the accounting change and three nonrecurring adjustments that resulted in a reduction in net income of $2,565,000 and $.09 in earnings per share in 1993. Reported earnings per share were $1.23 for the first half of 1994 based on 28,704,000 shares outstanding, compared with $1.01 for the prior year's period based on 28,239,000 shares outstanding.




EFFECT OF LIFO

The Company estimates annual LIFO expense based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for softgoods and jewelry, and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). The Company reviewed these year-to-date indices at the end of the second quarter and adjusted its LIFO reserve on a year-to-date basis to reflect the Company's overall product mix, anticipated year-end inventory levels, and the Company's expectations of the indices for the remainder of the year.

                         PART II.   OTHER INFORMATION

Item 4.    Submission of matters to a vote of Security Holders.

           At the annual meeting of the stockholders of the Company held on June 28, 1994, action was taken with respect to the election of directors. As of the record date, May 2, 1994, 26,483,237 shares of common stock were outstanding and entitled to vote. The voting results are shown below:

           Election of
           Directors:                        For              Withheld
                                          ----------          --------

           Saul A. Fox                    22,551,556          131,613
           A.M. Gleason                   22,577,377          105,792
           Jerome Kohlberg, Jr.           22,154,500          528,669
           Roger S. Meier                 22,576,689          106,480
           Michael W. Michelson           22,551,126          132,043
           Robert G. Miller               22,551,268          131,901
           Paul E. Raether                22,155,900          527,269

Item 5.    Other Information.

           A labor dispute started on August 18 affecting a multi-employer group of 126 unionized food stores in the greater Portland area, including 26 Fred Meyer stores. At the same time, a labor dispute also began at the Company's Portland area distribution center, plants, and trucking operations. The Company has kept its distribution system operating, its store shelves stocked, and all stores open their regular hours.

           The Company is committed to resolving these labor disputes in a manner that will not have long-term negative impacts on the Company. It also is committed to taking the necessary steps to rebuild its business once the strike ends, recognizing that, when combined with the strike's impact, there will be a material negative effect on its third quarter results.

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibit
           -------

           4B. Credit Agreement dated as of June 30, 1994 among Fred Meyer, Inc., various financial institutions named therein, and Continental Bank, as Agent.

                  Note Agreement dated as of June 1, 1994 by and among Fred Meyer, Inc. and the Purchasers named in
                  Schedule I attached thereto, regarding $57,500,000 Senior Notes is not being filed in reliance upon item 601 (4) (iii) because the total amount financed does not exceed 10 percent of the total assets of the Company and its Subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such agreement to the Commission upon request.

           10I. Employment Agreement between Fred Meyer, Inc. and Robert G. Miller dated as of August 27, 1991, incorporated by reference to Exhibit 28 to the Company's Current Report on Form 8-K dated March 6, 1992 (File No. 0-15023). Amendment No. 1 to Employment Agreement between Fred Meyer Inc. and Robert G. Miller dated as of August 1, 1994.

           11.    Computation of Earnings per Common Share.

           27.    Financial Data Schedule.

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


                                      FRED MEYER, INC.
                                      (Registrant)



Dated:    September 2, 1994           KENNETH THRASHER
          -----------------           -------------------------------
                                      Kenneth Thrasher
                                      Senior Vice President - Finance
                                      Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit                                                             Sequential
Number       Document Description                                  Page Number
- - -------      --------------------                                  -----------


4B. Credit Agreement dated as of June 30, 1994 among Fred Meyer, Inc., various financial institutions named therein, and Continental
             Bank, as Agent.


             Note Agreement dated as of June 1, 1994 by and among Fred Meyer, Inc. and the Purchasers named in Schedule I attached thereto, regarding $57,500,000 Senior Notes is not being filed in reliance upon item
             601 (4) (iii) because the total amount
             financed does not exceed 10 percent of the total assets of the Company and its Subsidiaries on a consolidated basis. The
             Company hereby agrees to furnish a copy of such agreement to the Commission upon request.


10I.         Employment Agreement between Fred Meyer,
             Inc. and Robert G. Miller dated as of
             August 27, 1991, incorporated by reference to Exhibit 28 to the Company's Current
             Report on Form 8-K dated March 6, 1992
             (File No. 0-15023).  Amendment No. 1 to
             Employment Agreement between Fred Meyer
             Inc. and Robert G. Miller dated as of
             August 1, 1994.


11.          Computation of Earnings per Common Share.


27.          Financial Data Schedule.