Form 10-Q
period 1994-11-05
MEYER FRED INC
filed 1994-12-05
CIK 701169

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 5, 1994

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

          Yes  XX         No
             ------         ------

          Shares of Common Stock Outstanding at November 5, 1994:
26,550,326

                                         Part I - Financial Information

                                        FRED MEYER, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                 (In thousands)
                                                   (Unaudited)
                                                                          November 5,          January 29,
                                                                                1994                 1994
                                                                          ----------           ----------

                                                     ASSETS
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   37,703           $   34,054
   Receivables-net. . . . . . . . . . . . . . . . . . . . . . . . . . .       22,714               19,406
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      590,726              477,568
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .       55,769               55,037
   Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . .       23,736                  ---
   Current deferred taxes . . . . . . . . . . . . . . . . . . . . . . .        7,828                7,828
                                                                          ----------           ----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .      738,476              593,893
                                                                          ----------           ----------

PROPERTY AND EQUIPMENT (NET). . . . . . . . . . . . . . . . . . . . . .      854,354              719,338
                                                                          ----------           ----------

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,611               11,200
                                                                          ----------           ----------

         TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,604,441           $1,324,431
                                                                          ==========           ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and outstanding checks. . . . . . . . . . . . . . .   $  355,167           $  294,568
   Current portion of long-term debt
      and lease obligations . . . . . . . . . . . . . . . . . . . . . .        1,749                1,749
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ---               18,660
   Accrued expenses and other . . . . . . . . . . . . . . . . . . . . .       73,573               73,665
                                                                          ----------           ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . .      430,489              388,642
                                                                          ----------           ----------

LONG-TERM DEBT AND MORTGAGES. . . . . . . . . . . . . . . . . . . . . .      555,860              321,398
                                                                          ----------           ----------

CAPITAL LEASE OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . .       14,819               14,895
                                                                          ----------           ----------

DEFERRED LEASE TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . .       46,255               48,254
                                                                          ----------           ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .       18,496               18,496
                                                                          ----------           ----------

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . .        8,846                5,060
                                                                          ----------           ----------

STOCKHOLDERS' EQUITY:
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          268                  267
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .      196,722              193,719
   Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . .         (141)                (527)
   Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,896)              (3,896)
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .      336,723              338,123
                                                                          ----------           ----------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . .      529,676              527,686
                                                                          ----------           ----------

         TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,604,441           $1,324,431
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



                                 See notes to consolidated financial statements.
/TABLE



                                        FRED MEYER, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (In thousands, except per share amounts)
                                                   (Unaudited)


                                                                                  12 Weeks Ended
                                                                           ------------------------------
                                                                           November 5,         November 6,
                                                                                 1994                1993
                                                                           ----------          ----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $626,804            $644,527
                                                                             --------            --------

COST OF MERCHANDISE SOLD:
    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     472,873             453,327
    Related party lease . . . . . . . . . . . . . . . . . . . . . . . . .       1,287               1,287
    Interest related to occupancy . . . . . . . . . . . . . . . . . . . .         286                  16
                                                                             --------            --------
    Total cost of merchandise sold. . . . . . . . . . . . . . . . . . . .     474,446             454,630
                                                                             --------            --------

GROSS MARGIN. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     152,358             189,897
                                                                             --------            --------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     175,298             156,288
    Related party leases. . . . . . . . . . . . . . . . . . . . . . . . .      13,138              13,414
    Interest related to occupancy . . . . . . . . . . . . . . . . . . . .       2,743               2,295
                                                                             --------            --------
    Total operating and administrative expenses . . . . . . . . . . . . .     191,179             171,997
                                                                             --------            --------

RESTRUCTURING CHARGE. . . . . . . . . . . . . . . . . . . . . . . . . . .      15,978                 ---
                                                                             --------            --------

(LOSS) INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . .     (54,799)             17,900
INTEREST EXPENSE-NET. . . . . . . . . . . . . . . . . . . . . . . . . . .       4,200               1,937
                                                                             --------            --------

(LOSS) INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . .     (58,999)             15,963
(BENEFIT) PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . . .     (22,420)              6,066
                                                                             --------            --------

NET (LOSS) INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(36,579)           $  9,897
                                                                             ========            ========

(LOSS) EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . . . . . . . .      $(1.28)               $.35
                                                                               ======                ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . . .      28,556              28,495
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

                                 See notes to consolidated financial statements.
/TABLE

                                        FRED MEYER, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (In thousands, except per share amounts)
                                                   (Unaudited)


                                                                                 40 Weeks Ended
                                                                        ---------------------------------
                                                                        November 5,            November 6,
                                                                              1994                   1993
                                                                        ----------             ----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,296,435             $2,171,305
                                                                        ----------             ----------

COST OF MERCHANDISE SOLD:
    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,645,816              1,524,007
    Related party lease . . . . . . . . . . . . . . . . . . . . . . . .      4,292                  4,292
    Interest related to occupancy . . . . . . . . . . . . . . . . . . .        801                    123
                                                                        ----------             ----------
    Total cost of merchandise sold. . . . . . . . . . . . . . . . . . .  1,650,909              1,528,422
                                                                        ----------             ----------

GROSS MARGIN. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    645,526                642,883
                                                                        ----------             ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    568,545                511,447
    Related party leases. . . . . . . . . . . . . . . . . . . . . . . .     44,000                 44,900
    Interest related to occupancy . . . . . . . . . . . . . . . . . . .      9,200                  8,563
                                                                        ----------             ----------
    Total operating and administrative
        expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .    621,745                564,910
                                                                        ----------             ----------

RESTRUCTURING CHARGE. . . . . . . . . . . . . . . . . . . . . . . . . .     15,978                    ---
                                                                        ----------             ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .      7,803                 77,973
INTEREST EXPENSE-NET. . . . . . . . . . . . . . . . . . . . . . . . . .     10,061                  5,913
                                                                        ----------             ----------

(LOSS) INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .     (2,258)                72,060
(BENEFIT) PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . .       (858)                31,190
                                                                        ----------             ----------

NET (LOSS) INCOME BEFORE THE EFFECT
   OF AN ACCOUNTING CHANGE. . . . . . . . . . . . . . . . . . . . . . .     (1,400)                40,870
EFFECT OF AN ACCOUNTING CHANGE. . . . . . . . . . . . . . . . . . . . .        ---                 (2,588)
                                                                        ----------             ----------

NET (LOSS) INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (1,400)            $   38,282
                                                                        ==========             ==========

(LOSS) EARNINGS PER COMMON SHARE:
    Net (loss) income before the effect
       of an accounting change. . . . . . . . . . . . . . . . . . . . .      $(.05)                 $1.44
    Effect of an accounting change. . . . . . . . . . . . . . . . . . .        ---                   (.09)
                                                                             -----                  -----
    Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . .      $(.05)                 $1.35
                                                                             =====                  =====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . .     28,660                 28,316
                                                                            ======                 ======

                                 See notes to consolidated financial statements.
/TABLE

                                        FRED MEYER, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (In thousands)
                                                   (Unaudited)

                                                                                 40 Weeks Ended
                                                                             ----------------------------
                                                                             November 5,       November 6,
                                                                                   1994              1993
                                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(1,400)          $38,282
   Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
      Depreciation and amortization of
         property and equipment . . . . . . . . . . . . . . . . . . . . . . .    67,528            52,199
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (42,396)          (14,484)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (113,608)         (113,950)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .    (4,077)           (7,982)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    84,801           106,435
      Restructuring charge. . . . . . . . . . . . . . . . . . . . . . . . . .    15,978               ---
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (440)           (9,471)
      Effect of an accounting change. . . . . . . . . . . . . . . . . . . . .       ---             2,588
                                                                               --------          --------

   Net cash provided by operating activities. . . . . . . . . . . . . . . . .     6,386            53,617
                                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock-net. . . . . . . . . . . . . . . . . . . . . . .     3,004             4,607
    Outstanding checks. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (24,202)          (23,695)
    Decrease (increase) in notes receivable . . . . . . . . . . . . . . . . .        86            (1,186)
    Long-term financing:
      Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   234,462           142,902
      Repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (76)              ---
                                                                               --------          --------

   Net cash provided by financing activities. . . . . . . . . . . . . . . . .   213,274           122,628
                                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .  (219,440)         (176,239)
   Net proceeds from sale of real property. . . . . . . . . . . . . . . . . .     3,429             2,835
                                                                               --------          --------

   Net cash used for investing activities . . . . . . . . . . . . . . . . . .  (216,011)         (173,404)
                                                                               --------          --------

NET INCREASE IN CASH FOR THE PERIOD . . . . . . . . . . . . . . . . . . . . .     3,649             2,841
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .    34,054            31,884
                                                                               --------          --------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $37,703           $34,725
                                                                                =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $21,274           $13,408
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,759            45,536

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

3.    Inventories
      -----------
      Inventories consist mainly of merchandise held for sale. Substantially all the inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Estimated gross margins have been used for determining the cost of merchandise sold for those operating departments not taking physical inventories at the end of the interim periods. In the second quarter of 1993, to conform with IRS guidelines for LIFO computations, the Company made a one-time adjustment which increased inventories and decreased cost of merchandise sold by $6,178,000.

4.    Income Taxes
      ------------
      Income taxes have been provided for based upon the current estimate of the Company's annual effective tax rate. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 31, 1993. This resulted in a one-time reduction in net income of $2,588,000 in the first quarter of 1993.

5.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the 40 weeks ended November 5, 1994 were:

                                                                                      (In thousands)
                                                                                      --------------

                Stockholders' equity, January 29, 1994                                  $527,686
                Stock options exercised                                                    3,004
                Amortization of unearned compensation                                        386
                Net loss                                                                  (1,400)
                                                                                        --------
                Stockholders' equity, November 5, 1994                                  $529,676
                                                                                        ========

6.    Restructuring Charge
      --------------------
      The Company took a pretax write-off of approximately $16 million ($.35 per share) as a result of its decision to exit the Northern California market in the third quarter of 1994. The charge to income covers the adjustment of the Company's book value on its Northern California properties to an estimated net realizable value. The properties included one store in Chico, California and three land parcels in Redding and Sacramento, California.

7.    Earnings Per Common Share
      -------------------------
      Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options (ranging in exercise price from $3.24 to $32.75 per share) which was determined by using the "treasury stock" method.

8.    Commitments and Contingencies
      -----------------------------
      The Company and its subsidiaries are parties to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.
                              _______________

The financial information furnished in this Form 10-Q includes the adjustments described in footnotes 3 and 4 and all other adjustments, consisting only of adjustments of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 40 weeks ended November 5, 1994 and November 6, 1993.

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




                       FRED MEYER, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1994 and 1993 through internally generated cash flow, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

In June 1994 the Company completed a new credit facility with several domestic and foreign banks for committed lines of credit which provide for borrowings of up to $400,000,000. This agreement matures on June 30, 1999 and replaces a previous agreement which provided for borrowings of up to $300,000,000. Uncommitted lines of credit have been made available to the Company by several banks within the committed bank group for a total of $140,000,000 and three outside banks for a total of $30,000,000. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements (the current quarter being the Company's peak seasonal period for inventory), new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At November 5, 1994 the Company had unrated commercial paper outstanding in the amount of approximately $314,000,000, uncommitted line borrowings of $61,500,000, and no direct borrowings on its committed line of credit. Of the outstanding uncommitted line borrowings, $46,500,000 are from banks that participate in the committed bank group. A total of approximately $40,000,000 is available for borrowing under its committed credit facilities in excess of outstanding commercial paper and bank group uncommitted borrowings.

The average interest rate for commercial paper outstanding at November 5, 1994 was approximately 5.2 percent. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its commercial paper and other floating rate debt. At November 5, 1994 the Company had outstanding three interest rate contracts with commercial banks which effectively fix the Company's interest rate exposure on an aggregate $50,000,000 principal amount of commercial paper and bank line borrowings at rates of between 4.63 percent and 7.60 percent and mature between November 1996 and November 1998. The Company also has in place three interest rate contracts ("CAPs") which limit the maximum interest rate the Company can pay from between
5.00 percent and 9.00 percent on a notional amount of $50,000,000 of its short-term floating rate debt, and which expire in November of 1996, 1998, and 1999. In the event of nonperformance by the other parties to the interest rate swap agreements (which is not anticipated), the Company could be exposed to prospective increases in interest rates.

In July 1994, the Company borrowed $57,500,000 from major insurance companies for privately placed notes with maturities of between five and 13 years, and an average maturity of 9.35 years. Interest will be paid at fixed rates of between 7.25 percent and 7.98 percent payable on a semi-annual basis.

On October 4, 1993 the Company completed a secondary offering of its stock whereby an affiliate of Kohlberg, Kravis, Roberts & Co., L.P. ("The Selling Shareholder"), sold 3,450,000 of its shares.
The Company received proceeds of $1,638,000 resulting from the exercise of 505,067 option shares by The Selling Shareholder. Following the offering, The Selling Shareholder owned approximately 38 percent of the Company's stock.

On June 29, 1993 and August 2, 1993, the Company issued an aggregate of $70,000,000 of five-year floating rate notes to a group of five banks. At the Company's option, the notes will bear interest at a spread above LIBOR or certificate of deposit rates.
Proceeds from the floating rate notes were used to reduce commercial paper borrowings.

The Company believes that a combination of cash flow from operations, the above-mentioned note issuances, and borrowings under its expanded credit facilities will permit it to finance its capital expenditure requirements for 1994, budgeted to be $265,000,000. The Company's more recent strategy has been for it to own its newly constructed facilities. In the future the Company may fund its capital expenditure requirements by mortgaging facilities, entering into sale and leaseback transactions and/or other third-party leases, or by issuing additional debt or equity.



RESULTS OF OPERATIONS

COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 5, 1994 WITH THE 12 WEEKS ENDED NOVEMBER 6, 1993.

Net sales for the third quarter of 1994 decreased $17,723,000 or
2.7 percent over the corresponding quarter in 1993. The 1994 decrease in sales was primarily due to an 88-day strike which affected 26 of the Company's stores. Comparable store sales decreased 12.5 percent for the third quarter of 1994. Food comparable store sales decreased 15.5 percent, and nonfood comparable store sales decreased 10.4 percent. Excluding the stores affected by the strike, total comparable store sales increased 0.6 percent with food comparable store sales increasing
1.7 percent and nonfood comparable store sales decreasing 0.1 percent. The Company's food operations accounted for 38.2 percent of the overall sales in 1994 and 39.3 percent in 1993.

Gross margin as a percent of net sales was 24.3 percent for the third quarter of 1994, compared with 29.5 percent for 1993's third quarter. The decrease in gross margin was the result of the 88-day strike at 26 of the Company's stores, and strikes at its distribution center, trucking operations, bakery, and dairy. These strikes resulted in additional costs incurred to hire replacement workers at the Company's distribution center and trucking operations, and to take markdowns for items that were not sold due to lower sales volumes in the stores affected by the strike.

Operating and administrative expenses as a percent of net sales were 30.5 percent for the third quarter of 1994, compared with 26.7 percent for 1993's third quarter. Expenses in the third quarter of 1994 increased primarily because of high fixed costs and labor costs as a percent of net sales due to the lower sales volumes in the stores affected by the strike.

The Company took a pretax write-off of $15,978,000 in 1994's third quarter as a result of its decision to exit the Northern California market. The charge to income covers the adjustment of the Company's book value on its Northern California properties to an estimated net realizable value. The properties included one store in Chico, California and three land parcels in Redding and Sacramento, California. The properties are currently being marketed with the intent on closing potential sales as soon as practicable.

Net interest expense in the third quarter of 1994 increased to $4,200,000, from $1,937,000 reported in the third quarter of 1993. The increase primarily reflects higher borrowings due to the acceleration in new store construction and remodels, as well as the impact of the strikes; and to a lesser extent, higher interest rates.

The effective tax rate for the third quarter of both 1994 and 1993 was 38.0 percent.

The Company reported a net loss of $36,579,000 for the third quarter of 1994, compared with net income of $9,897,000 in 1993's third quarter. The loss per share was $1.28 in the third quarter of 1994 compared with earnings per share of $.35 in 1993's third quarter. The net loss was affected by the above-mentioned strikes plus the California after-tax write-off of $9,906,000, or a loss of $.35 per share. Excluding this write-off, the Company's third quarter net loss and loss per share were $26,673,000 and $.93, respectively.



COMPARISON OF THE 40 WEEKS ENDED NOVEMBER 5, 1994 WITH THE 40 WEEKS ENDED NOVEMBER 6, 1993.

Net sales for the first 40 weeks of 1994 increased $125,130,000 or
5.8 percent to $2,296,435,000. This increase reflects openings of new stores, offset by the impact of the 88-day strike which affected 26 of the Company's stores. Comparable store sales decreased 1.8 percent for this 40-week period. Food comparable store sales decreased 3.2 percent, and nonfood comparable store sales decreased 0.9 percent. Excluding the stores affected by the strike, total comparable sales increased 2.1 percent, with food comparable store sales increasing 1.9 percent and nonfood comparable store sales increasing 2.3 percent. The Company's food operations accounted for 39.2 percent of the overall sales for the first 40 weeks of 1994 compared with 38.9 percent for the first 40 weeks of 1993.

Gross margin as a percent of net sales was 28.1 percent for the first 40 weeks of 1994 compared with 29.6 percent for 1993. The decrease in gross margin was primarily the result of an 88-day strike at 26 of the Company's stores, and strikes at its distribution center, trucking operations, bakery and dairy. These strikes resulted in additional costs incurred to hire replacement workers at the Company's distribution center and trucking operations, and to take markdowns for items that were not sold due to lower sales volumes in the stores affected by the strike.

Operating and administrative expenses as a percent of net sales were 27.1 percent for the first 40 weeks of 1994 compared with 26.0 percent for the first 40 weeks of 1993. Expenses for the first 40 weeks of 1994 increased primarily because of high fixed costs and labor costs as a percent of net sales due to the lower sales volumes in the stores affected by the strike, and for costs associated with opening five new stores.

The Company took a pretax write-off of $15,978,000 in 1994's third quarter as a result of its decision to exit the Northern California market. The charge to income covers the adjustment of the Company's book value on its Northern California properties to an estimated net realizable value. The properties included one store in Chico, California and three land parcels in Redding and Sacramento, California. The properties are currently being marketed with the intent on closing potential sales as soon as practicable.

Net interest expense in the first 40 weeks of 1994 was $10,061,000, an increase of 70.2 percent from the $5,913,000 for 1993. The increase primarily reflects higher borrowings due to the acceleration in new store construction and remodels, as well as the impact of the strikes; and to a lesser extent, higher interest rates.

The effective tax rate for the first 40 weeks of 1994 was 38.0 percent compared with 43.3 percent in the comparable 40 weeks of 1993. The effective tax rate for the first 40 weeks of 1993 reflects the effect of three nonrecurring adjustments.

The Company reported a net loss of $1,400,000 and loss per share of $.05 per share for the first 40 weeks of 1994 compared with net income of $38,282,000 and earnings per share of $1.35 reported in the first 40 weeks of 1993. The net loss was affected by the above-mentioned strikes plus the California after-tax write-off of $9,906,000, or a loss of $.35 per share. Excluding the California write-off, net income and earnings per share for the first 40 weeks of 1994 were $8,506,000 and $.30, respectively. Net income and earnings per share for the first 40 weeks of 1993 were affected by an accounting change and three accounting adjustments that resulted in a reduction in net income of $2,565,000 and $.09 in earnings per share. Excluding the effects of the accounting change and three adjustments, and assuming a 38 percent tax rate in 1993, net income was $40,847,000 for the first 40 weeks of 1993. Earnings per share excluding these same items were $1.44 in 1993's first 40 weeks.



EFFECT OF LIFO

The Company estimates annual LIFO expense based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for softgoods and jewelry, and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). The Company reviewed these year-to-date indices at the end of the third quarter and adjusted its LIFO reserve on a year-to-date basis to reflect the Company's overall product mix, anticipated year-end inventory levels, and the Company's expectations of the indices for the remainder of the year.

                         PART II.   OTHER INFORMATION

Item 5.      Other Information.

             A strike started on August 18, 1994 affecting a multi-employer group of unionized food stores in the greater Portland area, including 26 Fred Meyer stores. At approximately the same time, a series of strikes also began at the Company's Portland area distribution center, plants, trucking operations, and main office. These strikes were settled during the period from September 23, 1994 to November 13, 1994.

Item 6.      Exhibits and Reports on Form 8-K.

      (a)    Exhibit
             -------

             11.      Computation of (Loss) Earnings Per Common Share.

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


                                             FRED MEYER, INC.
                                             (Registrant)



Dated:   December 5, 1994                    KENNETH THRASHER
         ----------------                    -------------------------------
                                             Kenneth Thrasher
                                             Senior Vice President - Finance
                                             Chief Financial Officer

                                EXHIBIT INDEX

Exhibit                                                           Sequential
Number       Document Description                                 Page Number
- - -------      --------------------                                 -----------

11.          Computation of (Loss) Earnings Per Common Share

27.          Financial Data Schedule.