Form 10-K
period 1995-01-28
MEYER FRED INC
filed 1995-04-26
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended January 28, 1995
                                OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

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

   Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each Exchange on
          Title of Class               which registered
          --------------            -----------------------
   Common Stock, $.01 par value     New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
                               None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___                                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 1, 1995: $526,316,280

         Number of shares of Common Stock outstanding at March 1, 1995:
26,586,440


               Documents Incorporated by Reference
               ------------------------------------

                                           Part of Form 10-K into
Document                                     which incorporated
- --------                                   ----------------------

Portions of 1994 Annual Report                 Parts II and IV
to Shareholders

Portions of Proxy Statement for                Part III
1995 Annual Meeting of Shareholders
                        TABLE OF CONTENTS
                        ------------------



Item of Form 10-K                                                      Page
- -----------------                                                      ----

PART I

    Item 1    -  Business . . . . . . . . . . . . . . . . . . . . . .    1

    Item 2    -  Properties . . . . . . . . . . . . . . . . . . . . .    9

    Item 3    -  Legal Proceedings. . . . . . . . . . . . . . . . . .   10

    Item 4    -  Submission of Matters to a
                 Vote of Security Holders . . . . . . . . . . . . . .   10

    Item 4(a) -  Executive Officers of
                 the Registrant . . . . . . . . . . . . . . . . . . .   11


PART II

    Item 5    -  Market for the Registrant's Common Stock
                 and Related Stockholder Matters. . . . . . . . . . .   12

    Item 6    -  Selected Financial Data. . . . . . . . . . . . . . .   13

    Item 7    -  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations. . . . . . . . . . . . . . . . . . . .   13

    Item 8    -  Financial Statements and Supplementary Data. . . . .   13

    Item 9    -  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . .   13


PART III

    Item 10   -  Directors and Executive Officers
                 of the Registrant. . . . . . . . . . . . . . . . . .   13

    Item 11   -  Executive Compensation . . . . . . . . . . . . . . .   13

    Item 12   -  Security Ownership of Certain Beneficial
                 Owners and Management. . . . . . . . . . . . . . . .   13

    Item 13   -  Certain Relationships and Related Transactions . . .   13


PART IV

    Item 14   -  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K. . . . . . . . . . . . . . .   14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                              PART I

Item 1.  Business.
- ------   ---------
                             General
                             -------

         Fred Meyer, Inc. (the "Company") is a leading regional retailer of a wide range of food, apparel, fine jewelry and products for the home. At January 28, 1995, the Company operated 131 stores in Oregon, Washington, Utah, Alaska, Idaho, Northern California, and Montana under the name "Fred Meyer." Of these stores, 100 are free-standing, multidepartment stores, averaging 140,814 square feet of retail space, that emphasize one-stop-shopping for necessities and items of everyday use. Of the 100 multidepartment stores, 86 contain food and nonfood departments, and 14 contain nonfood departments only. The multidepartment stores with food average 148,354 square feet. The Company's multidepartment stores accounted for approximately 99 percent and 94 percent, respectively, of the Company's total sales and operating income for the Company's 1994 fiscal year ended January 28, 1995. Of the 31 specialty stores, 26 are jewelry stores located in regional malls. The Company's multidepartment stores contain up to seven departments which include food, the home, apparel, home electronics, fine jewelry, health and beauty aids, and pharmacy. The Company's multidepartment stores are unique in the Pacific Northwest in combining food with a wide range of nonfood merchandise under one roof. For the 1994 fiscal year, food and nonfood sales were 38.3 percent and 61.7 percent of total sales, respectively.

         The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. Stores are organized into distinct departments that specialize in the sale of particular products. The Company believes that its business strategy has generated high per-store sales volume and frequent shopping by area residents, and that its departments achieve such sales volume because they are located within one-stop-shopping stores. The strength of the individual departments, with their breadth and depth of product selection, national and private label brands, and emphasis on products of everyday use, distinguishes the Company's stores from other retailers and enables it to compete successfully with supermarkets, drugstores, discount stores, mass merchandisers, department and specialty stores. The Company promotes cross-shopping by providing convenient access between departments, making each department a strong competitor in the market for its products and by facilitating easy customer checkout through a cash register system that allows customers to purchase merchandise from any department at any checkout location ("common checkout").

         During the past several years, the Company has committed substantial capital and management resources to improve its one-stop-shopping strategy, allowing it to better serve its customers and respond to the many new competitors entering its markets. New competitors in the past five years include Wal-Mart, Food 4 Less, Cub Foods, Home Depot, HomeBase, Eagle, Sam's Club, Incredible Universe, Good Guys, and Circuit City. During the same period, the Company also faced increased competition from existing major national and regional retailers, including Safeway, Albertson's, Price/Costco, Lamonts, Mervyn's, PayLess, Penneys, Carrs, QFC, Kmart, Target, ShopKo, and Toys-R-Us. Notwithstanding the competitive environment and a slowdown in economic conditions in some of the Company's markets, the Company has been able to achieve total and comparable store sales growth averaging 7.2 percent and 2.2 percent, respectively, over the past five years (based on 52-week years). Total store sales for 1994 increased 5.0 percent, and comparable store sales decreased 2.0 percent over the prior year. Sales growth in the last half of 1994, and continuing into 1995, has been negatively affected by a strike which started on August 18, 1994 involving a multiemployer group of unionized food stores in the greater Portland, Oregon area, including 26 of the Company's stores, which were the only stores picketed. At approximately the same time, a series of strikes also began at the Company's Portland area distribution center, dairy plant, trucking operations, and main office. These strikes were settled during the period from September 23, 1994 to November 13, 1994. For additional information regarding the strikes, see "Employees" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         During the past five years, the Company implemented common checkout for the majority of its multidepartment stores to complement its storewide merchandising efforts. The Company also remodeled 29 multidepartment stores and redesigned and remodeled many food departments to include in-store bakeries, delicatessens, and service fish markets to respond to customer shopping preferences. Beginning in 1987, the Company implemented an everyday low pricing strategy in its food operations. In 1989, the Company reorganized its operating management structure and for each store designated a store director responsible for store operations and profitability and departmental cross-merchandising. In 1992 the Company augmented its store management structure by establishing a regional management structure of six regional management teams closely aligned with the stores in the regions.

         Since 1990, management focused increased attention on the Company's expenses. Through 1994 this focus decreased expenses as a percent of sales by 2.18 percent for advertising, store labor, store occupancy, and corporate support department expenses, offset in part by increases in information services ("IS") expenses of .89 percent, resulting in a net decrease of 1.29 percent. 1994's results were negatively affected by the strikes in the Portland area. The Company is continuing to pursue expense reductions as part of its efforts to improve its financial performance.

         The Company's capital expenditure budget for its 1995 fiscal year is $257,000,000 compared with capital expenditures of approximately $284,000,000 in 1994. Beginning in 1993, the Company implemented a plan to increase new store development in its existing markets and to increase the level of remodeling of existing stores. As a result, the Company plans to open at least six new multidepartment stores and remodel between six and nine existing stores in each of the five fiscal years beginning in 1995. Total retail space increased by approximately 6.0 percent per year in 1993 and 1994. The Company constructed a new flow-through retail service center in Chehalis, Washington in 1994 to distribute apparel, general merchandise, and music products, and will be opening a food distribution facility near Seattle, Washington in June 1995. In addition, the Company is continuing its program to replace and upgrade its old IS system with new architecture and application programs. The Company's new distribution facilities and new IS system are designed to improve operations, permit better inventory management and reduce distribution costs.

         The Company was incorporated in Delaware in 1981, as a successor to the business of a company which was incorporated in Oregon in 1923. The Company's principal executive offices are located at 3800 SE 22nd Avenue, Portland, Oregon 97202, and its telephone number is (503) 232-8844. References in this Form 10-K to the Company mean Fred Meyer, Inc., including its subsidiaries, unless the context requires otherwise.
         The following table sets forth certain statistical information with respect to the Company's operations for the periods indicated:

                                                                           Fiscal Year Ended
                                            --------------------------------------------------------------------------------
                                            January 28,      January 29,      January 30,       February 1,       February 2,
                                                  1995             1994             1993              1992              1991
                                            ----------       ----------       ----------        ----------        ----------
Percent of net sales:
    Nonfood sales                                61.7%            62.5%            63.3%             63.7%             64.3%
    Food sales                                   38.3%            37.5%            36.7%             36.3%             35.7%

Sales per square foot of
    selling space (weighted average)             $304/4           $312             $304              $283              $269

Total stores sales growth                         5.0%/4           4.4%             5.6%              9.2%             11.6%/1

Comparable store sales percentage increase:/2
    Total Company                                (2.0%)/4          2.4%             3.0%              4.0%              3.6%/1
    Food                                         (3.0%)/4          3.4%             2.8%              4.5%              8.3%/1
    Nonfood                                      (1.4%)/4          1.9%             3.2%              3.8%              1.1%/1

Number of multidepartment stores:
    Operated at end of period                     100               97               94                94                94
    Opened                                          5                5                2                 3                 5
    Closed                                          2                2                2                 3                 6
    Remodeled                                       7                7                5                 3                 7


Number of specialty stores:
    Operated at end of period                      31               30               29                28                28
    Opened                                          3                2                4                --                --
    Closed                                          2                1                3                --                 2
    Remodeled                                      --               --               --                --                --

Total number of stores:
    Operated at end of period                     131              127              123               122               122
    Opened                                          8                7                6                 3                 5
    Closed                                          4                3                5                 3                 8
    Remodeled                                       7                7                5                 3                 7

Total retail square feet:
    At beginning of period                 13,423,000       12,646,000       12,679,000        12,213,000        11,743,000
    Added by new stores opened                795,000          811,000          295,000           584,000           940,000
    Added by remodeling
      of existing stores                      174,000           80,000           39,000            63,000            24,000
    Less closed stores                        198,000          114,000          367,000/3         181,000           494,000
    At end of period                       14,194,000       13,423,000       12,646,000        12,679,000        12,213,000
__________________

  1 Excludes 53rd week in the year ended February 3, 1990 for comparison purposes.
  2 Includes only sales of stores operating throughout each of the periods compared.
  3 Includes square footage for 30 restaurants that were converted to tenant space.
  4 Affected by a series of labor disputes in the greater Portland, Oregon area in 1994.

                        Business Strategy
                        -----------------

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

         Breadth and Depth of Selection.  In most of its stores, the Company
         ------------------------------
sells over 225,000 items, including a wide selection of food, apparel, and products for the home, with an emphasis on necessities and items of everyday use. The Company takes advantage of the stores' high and diverse customer traffic to sell many categories of goods which are purchased on a discretionary basis, such as fine jewelry, home electronics, and fashion apparel. Within many categories of apparel, products for the home, fine jewelry, and home electronics, the Company offers customers the breadth of selection normally afforded by department or specialty stores. Its selection of food and groceries is comparable to that of large supermarkets. The Company emphasizes the sale of popular brands and its own private label brands.

         Multidepartment Stores.  The Company's large stores are organized
         ----------------------
into departments and sections within departments that specialize in the sale of particular products. The Company endeavors to create individual, recognizable identities for each department through specialized design, fixtures, and decor. In most stores, common checkout areas allow the checkout of items from the Company's many departments at any cash register and facilitates convenient shopping. Most of the Company's departments are self-service, except in areas where special assistance is required, such as service delicatessens, home electronics, fine jewelry, and pharmacy. Stores consist of up to seven departments which are comprised of a variety of specialty sections. Departments and specialty sections within the large Fred Meyer stores include full-service food, pharmacy, nutrition, housewares, domestics, paint and home decor items, plumbing and electrical items, hardware and tools, building materials, garden, floral, sporting goods, automotive, home office supplies and stationery, cards and books, toys, basic and fashion apparel for all ages, shoes, home electronics, and fine jewelry. Multidepartment stores that include food departments best represent the Company's strategy. In more recent years the Company has been adding food to previously nonfood multidepartment stores and replacing some of its older nonfood stores with new full-service stores including food departments.

         Store and Regional Management.  In 1989, the Company reorganized
         -----------------------------
its operating management structure and for each store designated a store director responsible for store operations and profitability and departmental cross-merchandising. Departments within multidepartment stores are managed by merchandising managers, who report to store directors. Each store director and department manager is supported by a regional manager and other senior managers who specialize in the market for products sold in the stores. In 1992, the Company augmented its store management structure by establishing regional management teams that work closely with the stores in their region to enhance sales and profit opportunities. As a result of its specialized management structure, the Company believes that each store and each department within the store better serves its customers and is able to respond quickly to market changes.

         Location and Store Design.  New store sites are determined based on
         -------------------------
a review of information on demographics and the competitive environment for the market area in which the proposed site is located. The Company's expansion focus is in existing areas of operation, primarily in or near well-populated residential areas. The Company determines store size and designs stores with a view toward making each store a very convenient, one-stop-shopping store in the area it serves. In 1992, the Company standardized its store design with two basic sizes of approximately 145,000 square feet and 165,000 square feet. In 1994, a 125,000 square foot store
design was developed to facilitate entry into smaller markets.   The Company
anticipates using a given prototype depending on the market to be served and the size of the site being developed. The Company is flexible in its store design where land sites require specialized designs.

         Promotion and Advertising.  The Company aggressively promotes sales
         -------------------------
for all departments through weekly advertising, primarily in local and area newspapers, radio and television. Advertising often features many high-demand products at competitive prices. Sale items are usually items regularly sold in the departments. The Company emphasizes everyday low prices in its food departments and for certain nonfood items, and generally offers promotional sale pricing in its nonfood departments. The Company believes that it is known for competitive pricing and its customer-friendly return policy.
         Information Services.  In 1991, the Company began a program to
         --------------------
modernize its systems to better support its business. A new computer network was installed, allowing every store to be linked with the main office and distribution centers. In 1992, Quick Response inventory management was initiated through the introduction of automatic replenishment for certain goods and electronic data interchange systems with vendors. A new pharmacy system was added in multidepartment stores. In 1993, the Company continued Quick Response by installing a new distribution system and by beginning the implementation of new inventory and merchandise management systems. In 1994, the Company's Continuous Replenishment Program was strengthened by the implementation of new jewelry, music and video, and item performance systems. These modernized systems provide the Company with easy access to actionable information for better inventory turnover and control, reduced distribution costs, improved expense controls, and better customer service. In 1995, the Company expects to begin rolling out its new merchandising information system for nonfood departments, direct store delivery system for food departments, and an upgrade of its store register systems.


                        Retail Operations
                        -----------------

         The Company's stores contain up to seven departments. Within each department is a variety of merchandise sections operated like specialty businesses. The following table sets forth the number of departments (and lists certain of the sections within the Home and Apparel departments) in the Company's 100 multidepartment stores at January 28, 1995:

     Food. . . . . . . . . . . . . . . . . . . . . . . . . . 86
     Nonfood . . . . . . . . . . . . . . . . . . . . . . . .100
        The Home . . . . . . . . . . . . . . . . . . . . . .100
           Housewares, Domestics, and Home Decor
           Sporting Goods
           Garden
           Home Improvement and Automotive
           Toys
           Cards and Books
           Variety and Seasonal
        Home Electronics . . . . . . . . . . . . . . . . . .100
        Apparel. . . . . . . . . . . . . . . . . . . . . . .100
           Apparel
           Cosmetics
           Shoes
        Pharmacy . . . . . . . . . . . . . . . . . . . . . . 99
        Health and Beauty Aids . . . . . . . . . . . . . . .100
        Fine Jewelry . . . . . . . . . . . . . . . . . . . . 87

         The Food Department is typically the same size as free-standing super food stores of competitors and carries a wide variety of national brands together with the Company's private label brands of grocery items which are Fred Meyer, President's Choice, and FMV (Fred Meyer Value). Beginning in 1992, the Company implemented a program to increase sales of its private label grocery items. As a result, sales of private label grocery items as a percentage of total grocery sales have increased to a current level of just over 20 percent from 12 percent in 1991. Private label items generally are sold at lower prices to the customer and generate higher margins for the Company than national brand products. The Company also carries fresh produce, meat, dairy products, nutritional products, bakery products, candy, and tobacco, all sold on a self-selection basis. Most food departments contain a nutrition section that includes name brand and generic natural foods, dairy products, juices, vitamins, supplements, sugar-free and fat-free products, and meat substitutes. Certain items, such as grains, nuts, fruits, and natural snacks, are also displayed in bulk to enable customers to buy any amount and package their own purchases. In many multidepartment stores, the Company operates in-store bakeries and service departments that offer fresh seafood, delicatessen and meat products. The Company's newer stores include sit-down eating areas near in-store delicatessens and international take-out departments. The following table sets forth the number of nutrition, in-store bakery, and service departments at January 28, 1995:

        Nutrition. . . . . . . . . . . . . . . . . . . . . . . 89
        Bakery . . . . . . . . . . . . . . . . . . . . . . . . 83
        Service Delicatessen . . . . . . . . . . . . . . . . . 83
        Service Fish Market. . . . . . . . . . . . . . . . . . 61
        Service Meat Market. . . . . . . . . . . . . . . . . . 34

         The Home Department offers a wide selection of home decor, housewares, small appliances, domestics, furniture, sporting goods, greeting cards, books, floral products, power lawn mowers, garden tools, fertilizers and chemicals, toys, seasonal and holiday merchandise, hardware, tools, paint, building materials, plumbing and electrical fixtures, automotive supplies, and related accessories. Some of the national brands featured are Braun, Kitchen-Aid, Coleman, Rowenta, De Longhi, Glidden, and Weber. Home improvement, garden and automotive sections feature many items for the do-it-yourself customer. High quality private label products under our Northwest Home, Turf King and Kraft King labels complement our national brand offering.

         The Apparel Department offers moderately priced national brand and private label apparel, sportswear, cosmetics, accessories, and family and active shoes. Major national brands carried by the apparel departments include Levi's, Jockey, Maidenform, Vanity Fair, Nike, Reebok, Adidas, Gotcha, Eastland, Union Bay, Columbia Sportswear, Capezio, Lee, Bali, and Keds. High quality private label products such as Fred Bear, Katherine Bishop, and KB & Co. labels complement our national brand offering.

         The Company's private label sales in the Home and Apparel categories represents 12-13 percent of these categories' sales, with a goal of approximately 15 percent. The strategy employed in nonfood departments is to use private label products as entry-level price points.

         The Home Electronics Department offers the latest name-brand high-technology merchandise, such as televisions, audio components, camcorders, cellular phones, computers, computer software, and a large selection of video games. Some of the national brands featured are SONY, JBL, Pioneer, IBM, and Magnavox. It also offers a large selection of compact discs, tapes, and for-sale video, and includes a photo-finishing section. One-hour photo-finishing has also been added to selected locations.

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

         Most of the Company's multidepartment stores open from 7:00 a.m. to 9:00 a.m. and close between 10:00 p.m. and 11:00 p.m., seven days a week, including all holidays except Christmas. Most of the Company's multi-department store locations have unaffiliated tenants which offer goods and services complementing those offered by the Company, such as banks, optical centers, coffee shops, restaurants, self-service laundries, insurance agencies, and beauty and barber shops. The Company's specialty store hours vary depending on location.
         The Company honors most nationally recognized credit cards for sales in all of its departments. In addition, the Company has its own credit card program which is serviced by a national credit card processor and is generally on a nonrecourse basis. Beginning in 1992, the Company began accepting debit cards that do not require customer-activated personal identification number ("PIN") pads.


                 Store Expansion and Development
                 -------------------------------

         The Company enlarges, remodels, closes or sells stores in light of their past performance or the Company's assessment of their potential. The Company continually evaluates its position in its various market areas to determine whether it should expand or consolidate its operations in those areas. In 1989 and 1990, the Company opened a total of nine new multidepartment stores and remodeled seventeen existing stores. In 1991 and 1992, new store openings, development, and remodeling activity declined to a combined total of five new multidepartment stores and eight remodels while the Company focused on reducing expenses and improving profitability. Beginning in 1993, the Company implemented a plan to increase new store development in its existing markets and to increase the level of remodeling of existing stores. During 1993, the Company opened five new multidepartment stores, one of which replaced an older store; closed two multidepartment stores (including the one store that was replaced); and remodeled seven stores. During 1994, the Company opened five new multidepartment stores, closed two multidepartment stores, and remodeled seven multidepartment stores. Generally, the Company plans to open at least six new multidepartment stores and remodel between six and nine existing stores in each of the five years beginning in 1995. In 1994, capital expenditures for new store development and remodels were approximately $172,000,000, compared with expenditures in 1993 of approximately $156,000,000. A portion of this increase reflects spending for stores to open in 1995. For 1995, the company anticipates its capital expenditures for new store development and remodels will be approximately $192,000,000.

         Total retail space increased 771,000 square feet during 1994, representing an increase of approximately 5.7 percent. New multidepartment store openings during the year 1994 were as follows:

                                                Total
                                             Retail Space
            Location                        Square Footage         Opened
            --------                        --------------     ---------------
      Soldotna, Alaska . . . . . . . . . . .    156,000          April, 1994
      Brookings, Oregon. . . . . . . . . . .    142,000          April, 1994
      East Vancouver, Washington . . . . . .    165,000          July, 1994
      Boise, Idaho . . . . . . . . . . . . .    163,000          August, 1994
      Bonney Lake (Seattle), Washington. . .    165,000          September, 1994

Planned new multidepartment store openings during the year 1995 are as follows:

                                                  Total
                                               Retail Space        Planned
            Location                          Square Footage       Opening
            --------                          --------------    ---------------
      Monroe, Washington . . . . . . . . . .     152,000        May, 1995
      Lake City (Seattle), Washington. . . .     123,000        August, 1995
      Renton (Seattle), Washington . . . . .     174,000        September, 1995
      West Jordan (Salt Lake City), Utah . .     170,000        September, 1995
      Salt Lake City, Utah . . . . . . . . .     173,000        September, 1995
      Kennewick, Washington. . . . . . . . .     170,000        November, 1995
/TABLE

                   Distribution and Processing
                   ---------------------------

      The Company operates a centralized distribution facility in a complex at Clackamas, Oregon, near Portland, containing 1,528,000 square feet, and a 310,000 square-foot flow-through retail service center in Chehalis, Washington. Approximately two-thirds of the merchandise the Company sells is currently shipped from its Clackamas and Chehalis facilities, with the balance shipped directly by vendors to the Company's stores or, in the case of food products for its Idaho and Utah stores, purchased from a major wholesale supplier.

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

      The Company opened its new flow-through retail service center in April, 1994 in Chehalis, Washington to serve as the centralized processing facility for certain apparel, music, and other nonfood items. This facility eliminates approximately 370,000 square feet of leased warehouse space, including the Company's 122,000 square-foot Salt Lake City facility. It will also allow the Company to meet its nonfood distribution center needs past the year 2000. The Company's new Chehalis facility is designed to minimize the required handling and processing of goods received from vendors and distributed to the Company's stores. The Company believes that this flow-through system will enable it to improve inventory management and to further reduce the distribution costs for the goods shipped through this facility. In June 1995 the Company expects to open a new 600,000 square-foot centralized food distribution facility in Puyallup, Washington, near Seattle, to serve stores in the Puget Sound Region and Alaska. This facility will significantly reduce the cost of transporting goods into the Puget Sound and Alaska markets, and will afford the Company increased forward-buying opportunities for its food operations.

      The Company operates a large fleet of trucks for distribution of goods to its retail stores and operates a central bakery and dairy.


                  Corporate Capital Expenditures
                  ------------------------------

         Total capital expenditures for 1994 were approximately $284,000,000, which includes one store the Company purchased from one of its lessors. The Company also completed construction of a new wing to its main office complex, permitting consolidation of its corporate offices into one facility from the three locations it previously occupied in the Portland, Oregon area. In addition to the new store and remodel program, the Company is initiating or continuing many capital projects aimed at improving operating efficiencies, including improvements to its distribution centers, central bakery, dairy plant, and continued IS enhancements. In 1995, the Company estimates total capital expenditures to be $257,000,000.

         During 1994, the Company incurred a charge of $15,978,000 ($9,906,000 after a deferred tax benefit of $6,072,000) related to the writedown of certain assets and other costs associated with the Company's decision to exit the northern California market, except for two jewelry mall locations.
                           Competition
                           -----------

         The retail merchandising business is highly competitive and it is projected to become more competitive in the years to come. Because of the broad range of merchandise sold by the Company, it competes with many types of retail companies, including national, regional, and local supermarkets, discount stores, drug stores, conventional department stores and specialty stores. The Company's competitive position in the retail business varies by type of goods and the communities in which its stores are located. In the last few years, many new competitors have entered the markets in which the Company operates. New competitors in the past five years include Wal-Mart, Food 4 Less, Cub Foods, Home Depot, HomeBase, Eagle, Sam's Club, Incredible Universe, Good Guys, and Circuit City. During the same period, the Company also faced increased competition from existing major national and regional retailers, including Safeway, Albertson's, Costco, Lamonts, Mervyn's, PayLess, Penneys, Carrs, QFC, Kmart, Target, ShopKo and Toys-R-Us. Notwithstanding the competitive environment and a slowdown in economic conditions in some of the Company's markets, the Company has been able to achieve total and comparable store sales growth averaging 7.2 percent and
2.2 percent, respectively, over the past five years (based on 52-week years). These averages were negatively affected by a series of labor disputes in the greater Portland, Oregon area in 1994.

         The Company emphasizes customer satisfaction, large selections of high-quality popular products, and competitive pricing. In addition, the Company believes that the convenience, attractiveness and cleanliness of its stores, together with a sales staff knowledgeable in specialty areas, enhances its retail sales efforts.


                            Employees
                            ---------

         The Company employs approximately 27,000 full- and part-time employees. Approximately 50 percent of the Company's employees are represented by 32 different labor unions (or locals). These employees are covered by 110 different collective bargaining agreements, none of which covers more than 2,600 employees. Approximately 34 percent of the agreements will expire during 1995, including agreements covering employees in both large metropolitan and smaller non-metropolitan areas where the Company operates. The last work stoppages the Company experienced involved the multiemployer bargaining unit for food clerks, checkers, and meatcutters in Portland, Oregon, which lasted 88 days. At the same time, Company union employees at its distribution facilities, trucking operation, dairy and a small portion of its office employees went on strike. Coos Bay, Oregon nonfood employees went on strike in late 1994 and returned to work on January 14, 1995. There were no work stoppages in 1991, 1992 or 1993. The Company believes that it has good relations with the many unions representing its employees.

         In 1995, the Company reached agreement on its contracts covering nonfood and food workers in the Seattle/Tacoma area. While progress is being made on remaining contracts which expire in 1995, and the Company is optimistic about reaching agreements, no assurance can be given that the parties will be able to reach a final conclusion without the occurrence of a work stoppage.


Item 2.     Properties.
- ------      ----------

         As a part of the leveraged buyout transaction in which the Company was incorporated in 1981, Fred Meyer Real Estate Properties, Ltd., whose name was changed in 1991 to Real Estate Properties Limited Partnership ("Properties"), acquired the real estate assets of the corporation that was the predecessor to the Company.
         In 1986, the Company amended and restated 76 leases relating to 71 stores, its distribution center, and four other facilities. The leases provide, among other things: (1) fixed rent expense in the aggregate for accounting purposes over the initial term of the leases at levels below rent expense under the prior leases for the fiscal year ended January 30, 1988;
(2) initial lease terms generally averaging 20 years; (3) future rent from certain unrelated subtenants to be paid to the Company; and (4) seven five-year renewal options under leases for the 36 leased properties owned by Metropolitan Life Insurance Company (the "Institutional Investor") at rents for the first five option periods below the average rents during the initial term, and an option for the Company to purchase any of the leased properties at the end of the initial term and at the end of each option period. Properties sold to the Institutional Investor its interest in 36 of the 76 properties which were leased to the Company. The Institutional Investor is also an investor in Properties and FMI Associates. At March 1, 1994, FMI Associates beneficially owned approximately 38.0 percent of the Company's common stock.

         Twenty-four store locations and four other facilities are owned by the Company and its subsidiaries. The balance of the Company's locations are leased from the Institutional Investor, Properties or third parties.
All of the Company's stores and its distribution and processing facilities are in good condition. Of the Company's 100 multidepartment stores, 88 percent have either been built or received a major remodel in the last ten years. Additionally, the Company owns eighteen parcels of land. Thirteen are being held for development of future stores, and three in California and two in Washington are being held for sale.

         The following table as of January 28, 1995, summarizes the remaining lease years, assuming the exercise of all options, for store locations and the Company's distribution facilities, warehouses, and plants.

                                                               Distribution Facilities
                                  Store Locations                Warehouses & Plants
                             -------------------------       ---------------------------
Remaining Number             Square Ft. of  % of Total       Square Ft. of    % of Total
of Lease Years               Retail Space   Square Ft.       Facility Space   Square Ft.
- -------------------          ------------   ----------       --------------   ----------
Less than 5 years                 255,463        1.80%              100,104        4.14%
5 through 15 years                293,703        2.07%                  ---        0.00%
16 through 25 years             3,257,757       22.95%                  ---        0.00%
Over 25 years                   7,001,877       49.33%            1,527,875       63.20%
                               ----------      -------            ---------      -------
              Total Leased     10,808,800       76.15%            1,627,979       67.34%
                               ----------      -------            ---------      -------

Owned Properties                3,385,390       23.85%              789,414       32.66%
                               ----------      -------            ---------      -------

              Total            14,194,190      100.00%            2,417,393      100.00%
                               ==========      =======            =========      =======


Item 3.  Legal Proceedings.
- ------   -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

         Not applicable.

Item 4(a).  Executive Officers of the Registrant.
- ---------   ------------------------------------

         As of March 1, 1995, the executive officers of the Company were as set forth below.

                                                                Original
                                                                Date of
      Name           Age             Position                  Employment
- ------------------   ---     ------------------------------    ----------
Robert G. Miller     50      Chairman of the Board and             1991
                               Chief Executive Officer

Cyril K. Green       63      President and Chief Operating         1947
                               Officer

R. Eric Baltzell     54      Senior Vice President, Stores         1962

Roger A. Cooke       46      Senior Vice President,                1992
                               General Counsel and Secretary

Edward A. Dayoob     55      Senior Vice President,                1973
                               Jewelry Group

Curt A. Lerew, III   47      Senior Vice President, Food Group     1991

Keith W. Lovett      51      Senior Vice President,                1992
                               Human Resources

Ronald J. McEvoy     47      Senior Vice President,                1991
                               Chief Information Officer

Norman O. Myhr       47      Senior Vice President,                1978
                               Sales Promotion and Marketing

Cheryl D. Perrin     56      Senior Vice President,                1976
                               Public Affairs

Mary F. Sammons      48      Senior Vice President,                1973
                               General Group

Kenneth Thrasher     45      Senior Vice President - Finance       1982
                               and Chief Financial Officer

Scott L. Wippel      41      Senior Vice President,                1992
                               Corporate Facilities

      The executive officers of the Company are elected annually for one year and hold office until their successors are elected and qualified. There are no family relationships among the executive officers of the Company.

      Mr. Miller became Chairman of the Board and Chief Executive Officer of the Company in August of 1991. Prior to that time he was employed by Albertson's, where his most recent positions were Executive Vice President of Retail Operations from 1989 to 1991, and Senior Vice President and Regional Manager from 1985 to 1989. Mr. Miller has more than 30 years of experience in the retail food industry.

      Mr. Green became President and Chief Operating Officer in 1972, and has been with the Company since 1947. He has held many positions with the Company prior to his election to President.

      Mr. Baltzell served as Vice President, Food Operations of the Company from 1982 until his election as Senior Vice President, Store Operations Division in June 1989.

      Mr. Cooke became Vice President, General Counsel and Secretary of the Company in August 1992. He was elected Senior Vice President in April 1993. From 1982 to 1992, he was an officer of Pan American World Airways, Inc., serving as Senior Vice President and General Counsel from 1990 to 1992.
From 1973 to 1980, he was associated with the law firm Simpson Thacher and Bartlett.
      Mr. Dayoob served as Vice President, Jewelry Division of the Company from 1979 until his election as Senior Vice President, Photo Electronics and Jewelry Division in June 1989. This Division was renamed the Home Electronics and Jewelry Group in 1990. The Home Electronics Division was merged into the General Group in 1993.

      Mr. Lerew became Senior Vice President, Food Group in October 1991. Prior to that time he was employed by Albertson's, where his most recent positions were Senior Vice President and Regional Manager in 1991, Senior Vice President of Corporate Merchandising from 1990 to 1991, and Vice President, Western Washington Division, from 1987 to 1990. Mr. Lerew has more than 30 years of experience in the retail food industry.

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

      Mr. Thrasher served as Vice President, Corporate Treasurer of the Company from 1982 until his election as Vice President - Finance, Chief Financial Officer, and Secretary in June 1987. He was elected Senior Vice President - Finance and Chief Financial Officer effective March 1989.

      Mr. Wippel became Vice President, Corporate Facilities in June 1992. He was elected Senior Vice President in April 1993. Prior to that, he was employed by Albertson's, where his most recent positions were Vice President of Real Estate from 1990 to 1992 and Director of Real Estate from 1988 to 1990.



                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
- ------   ----------------------------------------------------
         Stockholder Matters.
         -------------------

         The information required by this item is included under "Common Stock Information" on page 12 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.
Item 6.  Selected Financial Data.
- ------   -----------------------

         The information required by this item is included under "Selected Financial Data" on pages 8 and 9 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

         The information required by this item is included under "Management's Discussion and Analysis" on pages 10 through 12 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

         The information required by this item is incorporated by reference from the Company's 1994 Annual Report to Shareholders as listed in Item 14 of Part IV of this Report.

Item 9.  Changes in and Disagreements with Accountants
- ------   ---------------------------------------------
         on Accounting and Financial Disclosure.
         --------------------------------------

         Not applicable.



                             PART III

Item 10. Directors and Executive Officers of the Registrant.
- -------  --------------------------------------------------

         Information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

Item 11. Executive Compensation.
- -------  ----------------------

         Information with respect to executive compensation is included under "Executive Compensation" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference, except for items appearing under the subheadings "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" which are not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- -------  --------------------------------------------------------------

         Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------

         Information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- -------  ----------------------------------------------------------------

   (a)(1)  Financial Statements.
           --------------------

         The following documents are included in the Company's 1994 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                                         Page in 1994 Annual
                                                       Report to Shareholders
                                                       ----------------------
Fred Meyer, Inc. and Subsidiaries:

  Consolidated Balance Sheets -
     January 28, 1995 and January 29, 1994                     14-15
  Statements of Consolidated Operations -
     Years Ended January 28, 1995, January 29, 1994,
     and January 30, 1993                                      13
  Statements of Consolidated Cash Flows -
     Years Ended January 28, 1995, January 29, 1994,
     and January 30, 1993                                      16
  Statements of Changes in Consolidated
     Stockholders' Equity -
     Years Ended January 30, 1993,
     January 29, 1994, and January 28, 1995                    17
  Notes to Consolidated Financial Statements                   18-23
  Independent Auditors' Report                                 24

   (a)(2)  Financial Statement Schedules.
           -----------------------------

   All schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes thereto.

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

           4B Credit Agreement dated as of June 30, 1994, among Fred Meyer, Inc., various banks named therein, and Bank of America as Agent.

           4C Term Promissory Notes in an original aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein. Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration
                   No. 33-67670.

           4D Note agreement dated as of June 1, 1994, in an original aggregate principal amount of $57,500,000, among Fred Meyer, Inc., and various life insurance companies.
           4E Credit Agreement dated as of March 6, 1995, among Fred Meyer, Inc., various financial institutions named therein, and The Bank of Nova Scotia as Agent.

       *10A-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).

       *10A-2 Fred Meyer, Inc. 1990 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 18, 1990 (File No. 0-15023).

         *10B      Fred Meyer, Inc. Bonus Plan Description, as amended.

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

         *10D Non-Employee Directors Stock Compensation Plan, adopted November 17, 1992. Incorporated by reference to Exhibit 10F to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

         *10E Form of contract for Senior Executive Long-Term Disability Program. Incorporated by reference to
                   Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

         *10F Fred Meyer Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

         *10G Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended by Amendment No. 1.

         *10H      Indemnity Agreement.  Incorporated by reference to
                   Exhibit 10I to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

          10I Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) assigned its interest to Metropolitan Life Insurance Company and a First Amendment to Lease Agreement, dated November 25, 1986, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Memorandum of First Amendment to Lease Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for Nampa, Idaho. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023).

          10J Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to
                   Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard provisions. Incorporated by reference to Exhibit 10J to the Company's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and
                   February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January 30, 1993. Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994.

          10K Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Fred Meyer, Inc., Lessee for the Stadium Parking Lot. Incorporated by reference to Exhibit 10J(6) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

          10L Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Roundup Co., Lessee for Photo Plant Parking Lot. Incorporated by reference to
                   Exhibit 10J(7) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

          10M Lease Agreement, dated October 22, 1986, including Amendment, dated April 30, 1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), and Roundup Co. for Midway store. Incorporated by reference to Exhibit 10N to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).

          10N Lease Agreement, dated February 1, 1990, relating to additional property adjacent to Oak Grove store location between REC Resolution Co. as successor in interest to Vanoak Corporation, Lessor, and Fred Meyer, Inc., Lessee. Incorporated by reference to Exhibit 10P to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

          10O Lease Agreement, dated February 19, 1987, including Addendum, dated September 16, 1987, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Duane Company, as Lessor, for the Gateway store. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Addendum No. 2 to Lease Agreement. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

          10P Lease Agreement, dated December 12, 1988, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Fifth Avenue Corporation, as Lessor, for the Burlingame store. Incorporated by reference to Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).

          10Q Lease Cancellation Agreement between the Company and Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995.

          10R Lease for Swan Island Parking Lot between the Company as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994.

          10S Lease Assignment Agreement between Real Estate Properties Limited Partnership (REPL) as assignor, and the Company as assignee, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the leasehold interest of REPL in the Hawthorne, Hazel Dell and Raleigh Hills stores; and a related Real Estate Purchase and Sale Agreement between REC Resolution Co. as seller and the Company as purchaser, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the fee interest of REC Resolution Co., (an affiliate of REPL) in the Hawthorne, Hazel Dell and Raleigh Hills stores.

           11      Computation of Earnings per Common Share.

           13 Portions of the Annual Report to Shareholders of the Company for the year ended January 28, 1995 are incorporated by reference herein.

           21      List of Subsidiaries.  Incorporated by reference to
                   Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

           23      Consent of Deloitte & Touche LLP.

           24      Powers of Attorney.

           27      Financial Data Schedule.

- --------------
* This exhibit constitutes a management contract or compensatory plan or arrangement.


   (b)   Reports on Form 8-K.
         -------------------

         No reports on Form 8-K were filed by the Company during the last quarter of the year ended January 28, 1995.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FRED MEYER, INC.


Date:  April 26, 1995     By  KENNETH THRASHER
                              ------------------------------
                              Kenneth Thrasher,
                              Chief Financial Officer,
                              Senior Vice President - Finance



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 1995.



          Signature                        Title
          ---------                        -----


(1)  Principal Executive Officer


   ROBERT G. MILLER              Chairman of the Board
- ------------------------------   and Chief Executive Officer
   Robert G. Miller



(2)  Principal Financial Officer


   KENNETH THRASHER              Chief Financial Officer,
- ------------------------------   Senior Vice President - Finance
   Kenneth Thrasher



(3)  Principal Accounting Officer


   THOMAS R. HUGHES              Vice President and Controller
- ------------------------------
   Thomas R. Hughes



(4)  Directors


*  JEROME KOHLBERG, JR.          Director
- ------------------------------
   Jerome Kohlberg, Jr.

*  PAUL E. RAETHER               Director
- ------------------------------
   Paul E. Raether



*  SAUL A. FOX                   Director
- ------------------------------
   Saul A. Fox



*  MICHAEL W. MICHELSON          Director
- ------------------------------
   Michael W. Michelson



*  ROGER S. MEIER                Director
- ------------------------------
   Roger S. Meier



*  A.M. GLEASON                  Director
- ------------------------------
   A.M. Gleason



*    By  KENNETH THRASHER
     -------------------------
     Kenneth Thrasher
     As Attorney in Fact

                          EXHIBIT INDEX


                                                                    Sequential
Exhibit                                                                Page
Number                                                                Number
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

 4A Specimen Stock Certificate. Incorporated by reference to Exhibit 4C to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

 4B       Credit Agreement dated as of June 30, 1994, among Fred
          Meyer, Inc., various banks named therein, and Bank of America as Agent.

 4C Term Promissory Notes in an original aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein. Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration
          No. 33-67670.

 4D Note agreement dated as of June 1, 1994, in an original aggregate principal amount of $57,500,000, among Fred
          Meyer, Inc., and various life insurance companies.

 4E       Credit Agreement dated as of March 6, 1995, among Fred
          Meyer, Inc., various financial institutions named therein, and The Bank of Nova Scotia as Agent.

*10A-1    Fred Meyer, Inc. 1983 Stock Option Plan, as amended.
          Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended
          January 28, 1989 (File No. 0-15023).

*10A-2    Fred Meyer, Inc. 1990 Stock Incentive Plan, as amended.
          Incorporated by reference to Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          August 18, 1990 (File No. 0-15023).

*10B      Fred Meyer, Inc. Bonus Plan Description, as amended.

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

*10D      Non-Employee Directors Stock Compensation Plan, adopted
          November 17, 1992. Incorporated by reference to Exhibit 10F to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

*10E      Form of contract for Senior Executive Long-Term
          Disability Program.  Incorporated by reference to
          Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

*10F      Fred Meyer Supplemental Income Plan dated January 1,
          1994. Incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended
          January 29, 1994.

*10G      Employment Agreement between Fred Meyer, Inc. and
          Robert G. Miller, as amended by Amendment No. 1.

*10H      Indemnity Agreement.  Incorporated by reference to
          Exhibit 10I to the Company's Registration Statement on
          Form S-1, Registration No. 33-8574.

 10I Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) assigned its interest to Metropolitan Life Insurance Company and a First Amendment to Lease Agreement, dated November 25, 1986, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Memorandum of First Amendment to Lease Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for Nampa, Idaho. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023).

 10J Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to
          Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard provisions. Incorporated by reference to

          Exhibit 10J to the Company's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January 30, 1993. Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994.

 10K Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Fred Meyer, Inc., Lessee for the Stadium Parking Lot. Incorporated by reference to Exhibit 10J(6) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

 10L Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Roundup Co., Lessee for Photo Plant Parking Lot. Incorporated by reference to
          Exhibit 10J(7) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

 10M Lease Agreement, dated October 22, 1986, including Amendment, dated April 30, 1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), and Roundup Co. for Midway store. Incorporated by reference to Exhibit 10N to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).

 10N Lease Agreement, dated February 1, 1990, relating to additional property adjacent to Oak Grove store location between REC Resolution Co. as successor in interest to Vanoak Corporation, Lessor, and Fred Meyer, Inc., Lessee. Incorporated by reference to Exhibit 10P to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

 10O Lease Agreement, dated February 19, 1987, including Addendum, dated September 16, 1987, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Duane Company, as Lessor, for the Gateway store. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Addendum No. 2 to Lease Agreement. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

 10P Lease Agreement, dated December 12, 1988, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Fifth Avenue Corporation, as Lessor, for the Burlingame store. Incorporated by reference to Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).

 10Q      Lease Cancellation Agreement between the Company and
          Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995.

 10R Lease for Swan Island Parking Lot between the Company as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994.

 10S Lease Assignment Agreement between Real Estate Properties Limited Partnership (REPL) as assignor, and the Company as assignee, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the leasehold interest of REPL in the Hawthorne, Hazel Dell and Raleigh Hills stores; and a related Real Estate Purchase and Sale Agreement between REC Resolution Co. as seller and the Company as purchaser, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the fee interest of REC Resolution Co., (an affiliate of REPL) in the Hawthorne, Hazel Dell and Raleigh Hills stores.

 11       Computation of Earnings per Common Share.

 13 Portions of the Annual Report to Shareholders of the Company for the year ended January 28, 1995 are incorporated by reference herein.

 21       List of Subsidiaries.  Incorporated by reference to
          Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

 23       Consent of Deloitte & Touche LLP.

 24       Powers of Attorney.

 27       Financial Data Schedule.

- --------------
* This exhibit constitutes a management contract or compensatory plan or arrangement.