Form 10-Q
period 1995-05-20
MEYER FRED INC
filed 1995-06-14
CIK 701169

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



                           FORM 10-Q



  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

      For the quarterly period ended May 20, 1995

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

   Yes  XX          No _______
      -------



     Shares of Common Stock Outstanding at May 20, 1995:   26,703,867

                 Part I - Financial Information

               FRED MEYER, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                         (In thousands)
                          (Unaudited)

                                                       May 20,    January 28,
                                                          1995          1995
                                                        ------     ----------
                             ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . .    $   39,405     $   34,868
     Receivables-net . . . . . . . . . . . . . .        20,018         20,025
     Inventories . . . . . . . . . . . . . . . .       515,016        514,473
     Prepaid expenses and other. . . . . . . . .        36,221         42,092
     Income taxes receivable . . . . . . . . . .         4,612         15,021
     Current portion of deferred taxes . . . . .        15,586         15,116
                                                    ----------     ----------
        Total current assets . . . . . . . . . .       630,858        641,595
                                                    ----------     ----------

  PROPERTY AND EQUIPMENT-NET . . . . . . . . . .        946,237       896,439
                                                     ----------    ----------

  OTHER ASSETS . . . . . . . . . . . . . . . . .         23,898        24,638
                                                     -----------   ----------
           TOTAL . . . . . . . . . . . . . . . .     $1,600,993    $1,562,672
                                                     ===========   ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable and outstanding checks . .    $  285,084     $  312,044
     Current portion of long-term debt
        and lease obligations. . . . . . . . . .         1,623          1,623
     Accrued expenses and other. . . . . . . . .        83,600         78,414
                                                   -----------     ----------
        Total current liabilities. . . . . . . .       370,307        392,081
                                                   -----------     ----------
  LONG-TERM DEBT AND MORTGAGES . . . . . . . . .       599,153        540,166
                                                   -----------     ----------
  CAPITAL LEASE OBLIGATIONS. . . . . . . . . . .        13,791         13,823
                                                   -----------     ----------
  DEFERRED LEASE TRANSACTIONS. . . . . . . . . .        44,206         45,655
                                                   -----------     ----------
  DEFERRED INCOME TAXES. . . . . . . . . . . . .        20,466         22,258
                                                   -----------     ----------
  OTHER LONG-TERM LIABILITIES. . . . . . . . . .         9,230         10,069
                                                   -----------     ----------
  STOCKHOLDERS' EQUITY
     Common stock. . . . . . . . . . . . . . . .           268            268
     Additional paid-in capital. . . . . . . . .       199,208        197,087
     Unearned compensation . . . . . . . . . . .          (114)          (130)
     Retained earnings . . . . . . . . . . . . .       348,374        345,291
     Treasury stock. . . . . . . . . . . . . . .        (3,896)        (3,896)
                                                    ----------     ----------
        Total stockholders' equity . . . . . . .       543,840        538,620
                                                    ----------     ----------
           TOTAL . . . . . . . . . . . . . . . .    $1,600,993     $1,562,672
                                                    ==========     ==========

          See notes to consolidated financial statements.

               FRED MEYER, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except per share amounts)
                          (Unaudited)

                                                     16 Weeks Ended
                                                  ----------------------
                                                    May 20,          May 21,
                                                       1995             1994
                                                   --------         --------
  NET SALES. . . . . . . . . . . . . . . . . . .    $936,679       $932,347
                                                    --------       --------
  COST OF MERCHANDISE SOLD:
      General. . . . . . . . . . . . . . . . . .     668,926        658,971
      Related party leases . . . . . . . . . . .       1,713          1,713
                                                    --------       --------
      Total cost of merchandise sold . . . . . .     670,639        660,684
                                                    --------       --------
  GROSS MARGIN . . . . . . . . . . . . . . . . .     266,040        271,663
                                                    --------       --------
  OPERATING AND ADMINISTRATIVE EXPENSES:
      General. . . . . . . . . . . . . . . . . .     232,501        221,795
      Related party leases . . . . . . . . . . .      17,414         17,676
                                                    --------       --------
      Total operating and administrative expenses    249,915        239,471
                                                    --------       --------
  INCOME FROM OPERATIONS . . . . . . . . . . . .      16,125         32,192
  INTEREST EXPENSE-NET . . . . . . . . . . . . .      11,152          6,408
                                                    --------       --------
  INCOME BEFORE INCOME TAXES . . . . . . . . . .       4,973         25,784
  PROVISION FOR INCOME TAXES . . . . . . . . . .       1,890          9,798
                                                    --------       --------
  NET INCOME . . . . . . . . . . . . . . . . . .    $  3,083       $ 15,986
                                                    ========       ========
  EARNINGS PER COMMON SHARE. . . . . . . . . . .        $.11           $.56
                                                        ====           ====
  WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING . . . . . . . . .      28,465         28,725
                                                      ======        =======

          See notes to consolidated financial statements.

                FRED MEYER, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands)
                          (Unaudited)
                                                       16 Weeks Ended
                                                   ---------------------
                                                      May 20,    May 21,
                                                        1995       1994
                                                    --------    -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . .    $  3,083    $15,986
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization of
           property and equipment. . . . . . . .      31,328     25,924
        Deferred lease transactions. . . . . . .      (1,449)      (799)
        Other liabilities. . . . . . . . . . . .        (839)        69
        Income taxes . . . . . . . . . . . . . .       8,147    (13,331)
        Inventories. . . . . . . . . . . . . . .        (543)   (26,219)
        Other current assets . . . . . . . . . .       5,878      5,209
        Accounts payable and accrued expenses. .       6,653     31,146
        Other. . . . . . . . . . . . . . . . . .       1,344      1,509
                                                    --------    -------
     Net cash provided by operating activities .      53,602     39,494
                                                    --------    -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock-net . . . . . . .       2,121      1,471
      Decrease in outstanding checks . . . . . .     (27,993)   (11,098)
      (Increase) decrease in notes receivable. .         (44)       117
      Long-term financing:
        Borrowings . . . . . . . . . . . . . . .      58,986     66,125
        Repayments . . . . . . . . . . . . . . .         (32)      (256)
                                                     --------   -------
     Net cash provided by financing activities .       33,038    56,359
                                                     --------   -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchases of investment securities. . .        (935)    (1,745)
     Purchases of property and equipment . . . .     (83,187)   (91,612)
     Net proceeds from sale of real property . .       2,019      1,476
                                                    --------    -------
     Net cash used for investing activities. . .     (82,103)   (91,881)
                                                    --------    -------
  CASH AND CASH EQUIVALENTS:
     Net increase for the period . . . . . . . .       4,537      3,972
     Beginning of period . . . . . . . . . . . .      34,868     34,054
                                                    --------    -------
     End of period . . . . . . . . . . . . . . .    $ 39,405    $38,026
                                                    ========    =======
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
        Interest . . . . . . . . . . . . . . . .      $5,196    $ 7,212
        Income taxes . . . . . . . . . . . . . .      (6,388)    23,018

          See notes to consolidated financial statements.

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

  5.  Stockholders' Equity
      --------------------
     Changes in stockholders' equity for the sixteen weeks ended May 20, 1995 were:

                                             (In thousands)
                                             -----------
      Stockholders' equity, January 28, 1995   $538,620
      Stock options exercised                     2,122
      Amortization of unearned compensation          15
      Net income                                  3,083
                                               --------
      Stockholders' equity, May 20, 1995       $543,840
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

                        _______________

  The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the 16 weeks ended May 20, 1995 and May 21, 1994.

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

                         FRED MEYER, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL CONDITION

  The Company funded its working capital and capital expenditure needs in 1995 and 1994 through internally generated cash flow, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

  On June 29, 1993 and August 2, 1993, the Company issued an aggregate of $70,000,000 of five-year floating rate notes to a group of five banks. At the Company's option, the notes will bear interest at a spread above LIBOR or certificate of deposit rates. On June 1, 1994, the Company issued an aggregate of $57,500,000 of senior notes to a group of life insurance companies. The notes mature on July 15 of 1999, 2001, 2004, and 2007 and bear interest rates of between 7.25 percent and 7.98 percent. On April 25, 1995, the Company issued $50,000,000 of seven year senior 7.77 percent notes to a major insurance company. On May 30, 1995, the Company borrowed $20,000,000 from a major international bank with a maturity of five years and bearing interest at 6.775 percent. The Company also put in place a lease line of credit for land and buildings for up to $100,000,000.

  The Company entered into a new credit facility in 1994 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $400,000,000. This agreement was extended for one year in 1995 and continues through June 30, 2000, at which time the agreement terminates and any outstanding amounts must be paid in full. On March 6, 1995, the Company entered into a new 364-day credit facility with several domestic and foreign banks for an additional committed line of credit which provides for borrowings of up to $100,000,000. After 364 days, the agreement terminates, and any outstanding amounts must be paid in full unless extended. In addition to these committed credit facilities, the Company had $45,000,000 of uncommitted money market lines of credit with several foreign banks and had $95,000,000 of uncommitted money market lines of credit with banks who are in the committed credit facility. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At May 20, 1995, the Company had unrated commercial paper outstanding in the amount of approximately $326,133,000, borrowings under committed borrowing facilities of $23,000,000, borrowings under uncommitted borrowing facilities of $20,000,000, and a total of approximately $150,867,000 available for borrowings that would be supported by its committed credit facilities.

  The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At May 20, 1995, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. Three of these agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625 percent and 7.595 percent on a notional principal amount of $50,000,000. These contracts expire in 1996, 1997, and 1998. The remaining three agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00 percent and 9.00 percent on notional principal amounts totaling
  $50,000,000. These three agreements mature in 1996, 1998, and 1999. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counter-parties.


  RESULTS OF OPERATIONS

  COMPARISON OF THE 16 WEEKS ENDED MAY 20, 1995 WITH THE 16 WEEKS ENDED MAY 21, 1994.

  Net sales for the first quarter of 1995 increased $4,332,000 or .5 percent over the corresponding quarter in 1994. This increase reflects openings of new stores, and inflation, offset by soft sales in seasonal nonfood categories resulting from poor weather comparisons with last year's first quarter, many competitive openings in 1994 and 1995 in the home improvement and home electronic categories, softer consumer demand, a slowdown in the Seattle economy reflected to some degree by layoffs in the aerospace industry, and Portland sales still reflecting some effects of an 88-day food industry strike in the last half of 1994. Comparable store sales decreased 4.9 percent for the first quarter of 1995. Comparable food store sales decreased 2.0 percent, and comparable nonfood store sales decreased 6.9 percent. The Company's food operations accounted for 42.0 percent of the overall sales in 1995 and 39.7 percent in 1994.

  Gross margin as a percent of net sales was 28.4 percent for the first quarter of 1995, compared with 29.1 percent in 1994's first quarter. Gross margins decreased due primarily to the negative impact of lower sales in higher margin seasonal categories, and higher markdowns.

  Operating and administrative expenses as a percent of net sales were 26.7 percent for the first quarter of 1995, compared with 25.7 percent in 1994's first quarter. Expenses as a percent of sales increased in 1995's first quarter, generally reflecting the impact of lower sales on fixed expenses and store labor costs.

  Net interest expense in the first quarter of 1995 was $11,152,000, an increase of 74.0 percent from the $6,408,000 reported for 1994. The increase primarily reflects higher rates, and higher borrowings due to an acceleration in new store construction and remodels and the impact of 1994's labor disputes. The reporting of interest expense was also modified in the first quarter of 1995 to report all interest expense as one item, versus the Company's prior treatment of charging a portion to cost of goods sold and selling, general, and administrative expenses in the form of occupancy costs. 1994's first quarter was adjusted for the same accounting presentation.

  The effective tax rate for the first quarters of 1995 and 1994 was 38.0 percent.

  Net income decreased 80.7 percent to $3,083,000 in the first quarter of 1995 from $15,986,000 in 1994. Earnings per share were $.11 for the first quarter of 1995 based on 28,465,000 shares outstanding, compared with $.56 for the prior year's period based on 28,725,000 shares outstanding.


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


                  PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibit
            -------
         11.   Computation of earnings per Common Share

      (b)   Reports on Form 8-K
            -------------------
         No reports on Form 8-K have been filed during the period for which this report is filed.

                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRED MEYER, INC.
                              (Registrant)



  Dated:   June 13, 1995      KENNETH THRASHER
           -------------      --------------------------------
                              Kenneth Thrasher
                              Senior Vice President - Finance
                                Chief Financial Officer

                          EXHIBIT INDEX


  Exhibit                                                Sequential
  Number Document Description                            Page Number
  ------ --------------------                            -----------

    11   Computation of Earnings per Common Share

    27   Financial Data Schedule