Form 10-Q
period 1995-08-12
MEYER FRED INC
filed 1995-09-12
CIK 701169

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 12, 1995

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

          Yes  XX          No
             -----



          Shares of Common Stock Outstanding at August 12, 1995:   26,704,430

                       Part I - Financial Information

                     FRED MEYER, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)
                                (Unaudited)

                                                     August 12,      January 28,
                                                          1995             1995
                                                    ----------       ----------

                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................       $   36,048       $   34,868
   Receivables-net ...........................           23,240           20,025
   Inventories ...............................          501,924          514,473
   Prepaid expenses and other ................           30,779           42,092
   Income taxes receivable ...................             --             15,021
   Current portion of deferred taxes .........           15,586           15,116
                                                     ----------       ----------
      Total current assets ...................          607,577          641,595
                                                     ----------       ----------

PROPERTY AND EQUIPMENT-NET ...................          975,143          896,439
                                                     ----------       ----------

OTHER ASSETS .................................           22,172           24,638
                                                     ----------       ----------

         TOTAL ...............................       $1,604,892       $1,562,672
                                                     ==========       ==========



                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks .....     $  297,099      $  312,044
   Current portion of long-term debt
      and lease obligations ....................          1,623           1,623
   Income taxes payable ........................            911            --
   Accrued expenses and other ..................         84,351          78,414
                                                     ----------      ----------
      Total current liabilities ................        383,984         392,081
                                                     ----------      ----------

LONG-TERM DEBT AND MORTGAGES ...................        580,337         540,166
                                                     ----------      ----------

CAPITAL LEASE OBLIGATIONS ......................         13,766          13,823
                                                     ----------      ----------

DEFERRED LEASE TRANSACTIONS ....................         43,561          45,655
                                                     ----------      ----------

DEFERRED INCOME TAXES ..........................         20,466          22,258
                                                     ----------      ----------

OTHER LONG-TERM LIABILITIES ....................          8,784          10,069
                                                     ----------      ----------

STOCKHOLDERS' EQUITY
   Common stock ................................            270             268
   Additional paid-in capital ..................        199,222         197,087
   Retained earnings ...........................        359,047         345,291
   Treasury stock and other ....................         (4,545)         (4,026)
                                                     ----------      ----------
      Total stockholders' equity ...............        553,994         538,620
                                                     ----------      ----------

         TOTAL .................................     $1,604,892      $1,562,672
                                                     ==========      ==========

              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands, except per share amounts)
                                (Unaudited)



                                                            12 Weeks Ended
                                                          ----------------------
                                                          August 12,  August 13,
                                                               1995        1994
                                                          ---------   ---------

NET SALES ............................................     $775,809     $737,284
                                                           --------     --------
COST OF MERCHANDISE SOLD:
    General ..........................................      552,634      513,981
    Related party lease ..............................        1,285        1,285
                                                           --------     --------
    Total cost of merchandise sold ...................      553,919      515,266
                                                           --------     --------

GROSS MARGIN .........................................      221,890      220,018
                                                           --------     --------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General ..........................................      184,231      172,439
    Related party leases .............................       12,426       13,193
                                                           --------     --------
    Total operating and administrative expenses ......      196,657      185,632
                                                           --------     --------

INCOME FROM OPERATIONS ...............................       25,233       36,386
INTEREST EXPENSE-NET .................................        8,019        5,429
                                                           --------     --------

INCOME BEFORE INCOME TAXES ...........................       17,214       30,957
PROVISION FOR INCOME TAXES ...........................        6,541       11,764
                                                           --------     --------

NET INCOME ...........................................     $ 10,673     $ 19,193
                                                           ========     ========

EARNINGS PER COMMON SHARE ............................     $    .38     $    .67
                                                           --------     --------

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ................................       28,369       28,676
                                                           ========     ========



              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands, except per share amounts)
                                (Unaudited)



                                                              28 Weeks Ended
                                                         -----------------------
                                                         August 12,   August 13,
                                                              1995         1994
                                                         ---------    ---------

NET SALES ..........................................    $1,712,488    $1,669,631
                                                        ----------    ----------

COST OF MERCHANDISE SOLD:
    General ........................................     1,221,560     1,172,952
    Related party lease ............................         2,998         2,998
                                                        ----------    ----------
    Total cost of merchandise sold .................     1,224,558     1,175,950
                                                        ----------    ----------

GROSS MARGIN .......................................       487,930       493,681
                                                        ----------    ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General ........................................       416,732       394,235
    Related party leases ...........................        29,840        30,868
                                                        ----------    ----------
    Total operating and administrative expenses ....       446,572       425,103
                                                        ----------    ----------

INCOME FROM OPERATIONS .............................        41,358        68,578
INTEREST EXPENSE-NET ...............................        19,171        11,837
                                                        ----------    ----------

INCOME BEFORE INCOME TAXES .........................        22,187        56,741
PROVISION FOR INCOME TAXES .........................         8,431        21,562
                                                        ----------    ----------

NET INCOME .........................................    $   13,756    $   35,179
                                                        ==========    ==========

EARNINGS PER COMMON SHARE ..........................    $      .48    $     1.23
                                                        ==========    ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ..............................        28,424        28,704
                                                        ==========    ==========



              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                (Unaudited)

                                                         28 Weeks Ended
                                                 -------------------------------
                                                 August 12,           August 13,
                                                      1995                 1994
                                                 ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................... $  13,756           $  35,179
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment .................    55,607              46,337
      Deferred lease transactions ...............    (2,094)             (1,399)
      Other liabilities .........................    (1,285)                122
      Income taxes ..............................    13,670              (6,210)
      Inventories ...............................    12,549             (21,535)
      Other current assets ......................     8,098               3,420
      Accounts payable and accrued expenses .....     8,515              28,668
      Other .....................................     1,086                 930
                                                  ---------           ---------

   Net cash provided by operating activities ....   109,902              85,512
                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net .................     1,591               2,388
   Decrease in outstanding checks ...............   (17,522)             (7,156)
   Decrease in notes receivable .................       114                 122
   Long-term financing:
      Borrowings ................................    70,000              71,072
      Repayments ................................   (29,887)               (142)
                                                  ---------           ---------

   Net cash provided by financing activities ....    24,296              66,284
                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net maturities (purchases)
      of investment securities ..................     1,510                (920)
   Purchases of property and equipment ..........  (136,617)           (150,641)
   Net proceeds from sale of real property ......     2,089               3,406
                                                  ---------           ---------

   Net cash used for investing activities .......  (133,018)           (148,155)
                                                  ---------           ---------

CASH AND CASH EQUIVALENTS:
   Net increase for the period ..................     1,180               3,641
   Beginning of period ..........................    34,868              34,054
                                                  ---------           ---------

   End of period ................................ $  36,048           $  37,695
                                                  =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
      Interest .................................. $  13,328           $  12,898
      Income taxes ..............................    (5,389)             27,500



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


5.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the twenty-eight weeks ended
      August 12, 1995 were:
                                                               (In thousands)
                                                               --------------

       Stockholders' equity, January 28, 1995                      $538,620
       Issuance of common stock-net                                   1,591
       Amortization of unearned compensation                             27
       Net income                                                    13,756
                                                                   --------
       Stockholders' equity, August 12, 1995                       $553,994
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

                              ---------------

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 28 weeks ended August 12, 1995 and August 13, 1994.

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

The Company entered into a new credit facility in 1994 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $400,000,000. This agreement was extended for one year in 1995 and continues through June 30, 2000, at which time the agreement terminates and any outstanding amounts must be paid in full. On March 6, 1995, the Company entered into a new 364-day credit facility with several domestic and foreign banks for an additional committed line of credit which provides for borrowings of up to $100,000,000. After 364 days, the agreement terminates, and any outstanding amounts must be paid in full unless extended. In addition to these committed credit facilities, the Company had $85,000,000 of uncommitted money market lines of credit with several foreign banks and had $107,000,000 of uncommitted money market lines of credit with banks who are in the committed credit facility. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At August 12, 1995, the Company had unrated commercial paper outstanding in the amount of approximately $326,498,000, borrowings under money market lines with committed line banks of $4,000,000, no borrowings under uncommitted borrowing facilities, and a total of approximately $169,502,000 available for borrowings under its committed credit facilities.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At August 12, 1995, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. Three of these agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625 percent and 7.595 percent on a notional principal amount of $50,000,000. These contracts expire in 1996, 1997, and 1998. The remaining three agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00 percent and 9.00 percent on notional principal amounts totaling $50,000,000. These three agreements mature in 1996, 1998, and 1999. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counter-parties.

The Company believes that a combination of cash flow from operations and borrowings under its expanded credit facilities will permit it to finance its capital expenditure requirements for 1995, currently budgeted to be $225,000,000. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale and leaseback transactions, or by issuing additional debt or equity.



RESULTS OF OPERATIONS

Comparison of the 12 weeks ended August 12, 1995 with the 12 weeks ended August 13, 1994.

Net sales for the second quarter of 1995 increased $38,525,000 or 5.2 percent over the corresponding quarter in 1994. The 1995 increase in sales reflects openings of new stores and inflation, offset by soft sales in seasonal nonfood categories partially due to weather comparisons and partly due to competitive factors. Many competitive openings over the past year, particularly in the home improvement and home electronic categories, softer consumer demand that was weakest in the Seattle market, and Portland sales not entirely being back to prestrike levels all combined to reduce our results. Comparable store sales decreased 1.2 percent for the second quarter of 1995. Food comparable store sales increased 1.5 percent, and nonfood comparable store sales decreased 3.1 percent. The Company's food operations accounted for 41.6 percent of the overall sales in 1995 and 39.5 percent in 1994.

Gross margin as a percent of net sales was 28.6 percent for the second quarter of 1995, compared with 30.1 percent for 1994's second quarter. Gross margins decreased in the second quarter of 1995 due to higher markdowns in seasonally sensitive items, startup costs associated with opening the Company's new food distribution center near Seattle, and slow nonfood sales trends.

Operating and administrative expenses as a percent of net sales were 25.3 percent for the second quarter of 1995, compared with 25.2 percent for 1994's second quarter. Expenses as a percent of sales increased in 1995's second quarter, due to the impact of lower sales on fixed expenses and store labor costs.

Net interest expense in the second quarter of 1995 was $8,019,000, an increase of 47.7 percent from the $5,429,000 reported for 1994. The increase reflects higher borrowings due to an acceleration in new store construction and remodels and the impact of 1994's labor disputes.

The effective tax rate for the second quarters of 1995 and 1994 was 38.0 percent.

Net income decreased 44.4 percent to $10,673,000 in the second quarter of 1995 from $19,193,000 in the second quarter of 1994. Earnings per share were $.38 for the second quarter of 1995 based on 28,369,000 shares outstanding, compared with $.67 for the prior year's second quarter based on 28,676,000 shares outstanding.

Comparison of the 28 weeks ended August 12, 1995 with the 28 weeks ended August 13, 1994.

Net sales for the first 28 weeks of 1995 increased $42,857,000 or 2.6 percent to $1,712,488,000. This increase reflects openings of new stores and inflation, offset by soft sales in seasonal nonfood categories partially due to weather comparisons and partly due to competitive factors. Many competitive openings over the past year, particularly in the home improvement and home electronic categories, softer consumer demand that was weakest in the Seattle market, and Portland sales not entirely being back to prestrike levels all combined to reduce our results. Comparable store sales decreased 3.3 percent for this 28 week period. Food comparable store sales decreased .5 percent, and nonfood comparable store sales decreased 5.2 percent. The Company's food operations accounted for 41.8 percent of the overall sales for the first 28 weeks of 1995 compared with 39.6 percent for the first 28 weeks of 1994.

Gross margin as a percent of net sales was 28.5 percent for the first 28 weeks of 1995 compared with 29.6 percent for 1994. Gross margins decreased in the first 28 weeks of 1995 due to higher markdowns in seasonally sensitive items, startup costs associated with opening the Company's new food distribution center near Seattle, and slow nonfood sales trends.

Operating and administrative expenses as a percent of net sales were 26.1 percent for the first 28 weeks of 1995 compared with 25.5 percent for the first 28 weeks of 1994. Expenses as a percent of sales increased in 1995's first 28 weeks, due to the impact of lower sales on fixed expenses and store labor costs.

Net interest expense in the first 28 weeks of 1995 was $19,171,000, an increase of 62.0 percent from the $11,837,000 for 1994. The increase reflects higher borrowings due to an acceleration in new store construction and remodels and the impact of 1994's labor disputes.

The effective tax rate for the first 28 weeks of 1995 and 1994 was 38.0 percent.

Net income decreased 60.9 percent to $13,756,000 in the first 28 weeks of 1995 from $35,179,000 in the first 28 weeks of 1994. Earnings per share were $.48 for the first 28 weeks of 1995 based on 28,424,000 shares outstanding, compared with $1.23 for the prior year's period based on 28,704,000 shares outstanding.




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

              At the annual meeting of the stockholders of the Company held on June 27, 1995, action was taken with respect to the election of directors. As of the record date, May 1, 1995, 26,702,580 shares of common stock were outstanding and entitled to vote. The voting results are shown below:

              Election of Directors:
                                                 For                 Withheld
                                              ----------             --------

              Saul A. Fox                     22,858,960             762,840
              A.M. Gleason                    23,454,831             166,969
              Jerome Kohlberg, Jr.            22,856,089             765,711
              Roger S. Meier                  23,459,847             161,953
              Michael W. Michelson            23,422,737             199,063
              Robert G. Miller                23,421,820             199,980
              Paul E. Raether                 23,423,019             198,781

              Amendments to the Company's 1990 Stock Incentive Plan:

                                                                      Broker
                 For              Against           Abstain          Nonvotes
              ----------         ---------         ---------        ----------

              16,266,370         4,634,049           74,065          2,648,316


Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibit
              -------

               4F. Amended and Restated Term Loan Agreement, dated as of May 17, 1995, in an original aggregate principal amount of $30,000,000, among Fred Meyer, Inc., and Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A.

              4G. Note Agreement, dated April 25, 1995, in an original aggregate principal amount of $50,000,000, among Fred Meyer, Inc., and The Prudential Insurance Company of America and Pruco Life Insurance Company.

              11.    Computation of Earnings per Common Share.

              22.    Amended Fred Meyer, Inc. 1990 Stock Incentive Plan.

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


                                       FRED MEYER, INC.
                                       (Registrant)



Dated:   September 7, 1995             /s/ KENNETH THRASHER
                                       -------------------------------
                                       Kenneth Thrasher
                                       Senior Vice President - Finance
                                       Chief Financial Officer

                               EXHIBIT INDEX



Exhibit                                                            Sequential
Number        Document Description                                Page Number
------        --------------------                                -----------

4F. Amended and Restated Term Loan Agreement, dated as of May 17, 1995, in an original aggregate principal amount of $30,000,000, among Fred Meyer, Inc., and Cooperatieve
              Centrale Raiffeisen-Boerenleenbank B.A.


4G. Note Agreement, dated April 25, 1995, in an original aggregate principal amount of
              $50,000,000, among Fred Meyer, Inc., and The
              Prudential Insurance Company of America and
              Pruco Life Insurance Company.


11.           Computation of Earnings per Common Share.


22.           Amended Fred Meyer, Inc. 1990 Stock Incentive Plan


27.           Financial Data Schedule.