Form 10-Q
period 1995-11-04
MEYER FRED INC
filed 1995-12-07
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 4, 1995

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

       Yes  XX    No
           ----     ----

     Shares of Common Stock Outstanding at November 4, 1995:   26,704,480

                        Part I - Financial Information

                       FRED MEYER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                  (Unaudited)

                                                    November 4,   January 28,
                                                          1995          1995
                                                    -----------   -----------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents....................... $   41,735   $    34,868
   Receivables-net.................................     24,928        20,025
   Inventories.....................................    620,441       514,473
   Prepaid expenses and other......................     36,553        42,092
   Income taxes receivable.........................      2,924        15,021
   Current portion of deferred taxes...............     15,586        15,116
                                                    ----------    ----------
      Total current assets.........................    742,167       641,595
                                                    ----------    ----------

PROPERTY AND EQUIPMENT-NET.........................  1,007,856       896,439
                                                    ----------    ----------

OTHER ASSETS.......................................     22,262        24,638
                                                    ----------    ----------

         TOTAL....................................  $1,772,285    $1,562,672
                                                    ==========    ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks......... $  381,914    $  312,044
   Current portion of long-term debt
      and lease obligations........................      1,623         1,623
   Accrued expenses and other......................     78,378        78,414
                                                    ----------    ----------
      Total current liabilities....................    461,915       392,081
                                                    ----------    ----------

LONG-TERM DEBT AND MORTGAGES.......................    674,014       540,166
                                                    ----------    ----------

CAPITAL LEASE OBLIGATIONS..........................     13,741        13,823
                                                    ----------    ----------

DEFERRED LEASE TRANSACTIONS........................     42,915        45,655
                                                    ----------    ----------

DEFERRED INCOME TAXES..............................     20,466        22,258
                                                    ----------    ----------

OTHER LONG-TERM LIABILITIES........................      8,097        10,069
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
   Common stock....................................        270           268
   Additional paid-in capital......................    199,361       197,087
   Retained earnings...............................    356,738       345,291
   Treasury stock and other........................     (5,232)       (4,026)
                                                    ----------    ----------
      Total stockholders' equity...................    551,137       538,620
                                                    ----------    ----------

         TOTAL..................................... $1,772,285    $1,562,672
                                                    ==========    ==========


                See notes to consolidated financial statements.

                       FRED MEYER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                         12 Weeks Ended
                                                   --------------------------
                                                   November 4,    November 5,
                                                         1995           1994
                                                   -----------   -----------
NET SALES..........................................   $750,042      $626,804
                                                      --------      --------
COST OF MERCHANDISE SOLD:
    General........................................    539,939       472,876
    Related party lease............................      1,285         1,285
                                                      --------      --------
    Total cost of merchandise sold.................    541,224       474,161
                                                      --------      --------

GROSS MARGIN.......................................    208,818       152,643
                                                      --------      --------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General........................................    191,017       175,724
    Related party leases...........................     12,408        13,138
                                                      --------      --------
    Total operating and administrative expenses....    203,425       188,862
                                                      --------      --------

WRITEDOWN OF CALIFORNIA ASSETS.....................        ---        15,978
                                                      --------      --------

INCOME (LOSS) FROM OPERATIONS......................      5,393       (52,197)
INTEREST EXPENSE-NET...............................      9,117         6,802
                                                      --------      --------

LOSS BEFORE INCOME TAXES...........................     (3,724)      (58,999)
BENEFIT FOR INCOME TAXES...........................     (1,415)      (22,420)
                                                      --------      --------

NET LOSS...........................................   $ (2,309)     $(36,579)
                                                      ========      ========

LOSS PER COMMON SHARE..............................      $(.08)       $(1.28)
                                                         =====        ======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING.......................     28,254        28,556
                                                        ======        ======



                See notes to consolidated financial statements.

                       FRED MEYER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                         40 Weeks Ended
                                                  ---------------------------
                                                  November 4,     November 5,
                                                        1995            1994
                                                  -----------     -----------
NET SALES........................................ $ 2,462,530     $ 2,296,435
                                                  -----------     -----------
COST OF MERCHANDISE SOLD:
    General......................................   1,761,500       1,645,829
    Related party lease..........................       4,282           4,282
                                                   ----------      ----------
    Total cost of merchandise sold...............   1,765,782       1,650,111
                                                   ----------      ----------

GROSS MARGIN.....................................     696,748         646,324
                                                   ----------      ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General......................................     607,749        569,965
    Related party leases.........................      42,248         44,000
                                                   ----------     ----------
    Total operating and administrative expenses..     649,997        613,965
                                                   ----------     ----------

WRITEDOWN OF CALIFORNIA ASSETS...................        ---          15,978
                                                   ----------     ----------

INCOME FROM OPERATIONS...........................      46,751         16,381
INTEREST EXPENSE-NET.............................      28,288         18,639
                                                   ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES................      18,463         (2,258)
PROVISION (BENEFIT) FOR INCOME TAXES.............       7,016           (858)
                                                   ----------     ----------

NET INCOME (LOSS) ...............................  $   11,447     $   (1,400)
                                                   ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE.................        $.40          $(.05)
                                                         ====          =====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING............................      28,373         28,660
                                                       ======         ======



                See notes to consolidated financial statements.

                       FRED MEYER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                       40 Weeks Ended
                                                   ------------------------
                                                   November 4,   November 5,
                                                         1995          1994
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................. $  11,447     $ (1,400)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization of
         property and equipment....................    80,851       67,528
      Deferred lease transactions..................    (2,740)      (1,999)
      Other liabilities............................    (1,972)         174
      Income taxes.................................     9,835      (42,396)
      Inventories..................................  (105,968)    (113,608)
      Other current assets.........................       636       (3,157)
      Accounts payable and accrued expenses........    82,252       84,709
      Writedown of California assets...............       ---       15,978
      Other........................................       862        1,477
                                                     --------     --------

   Net cash provided by operating activities.......    75,203        7,306
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net....................     1,031        3,004
   Decrease in outstanding checks..................   (12,420)     (24,202)
   (Increase) decrease in notes receivable.........      (114)          86
   Long-term financing:
      Borrowings...................................   134,461      234,462
      Repayments...................................      (695)         (76)
                                                     --------     --------

   Net cash provided by financing activities.......   122,263      213,274
                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net maturities (purchases)
      of investment securities.....................     1,510         (920)
   Purchases of property and equipment.............  (198,641)    (219,440)
   Net proceeds from sale of real property.........     6,532        3,429
                                                     --------     --------

   Net cash used for investing activities..........  (190,599)    (216,931)
                                                     --------     --------

CASH AND CASH EQUIVALENTS:
   Net increase for the period.....................     6,867        3,649
   Beginning of period.............................    34,868       34,054
                                                     --------     --------

   End of period...................................  $ 41,735     $ 37,703
                                                     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
      Interest.....................................   $31,309      $21,274
      Income taxes.................................    (3,120)      40,759



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


5.  Stockholders' Equity
    --------------------
    Changes in stockholders' equity for the forty weeks ended November 4, 1995 were:
                                                   (In thousands)
                                                   --------------
     Stockholders' equity, January 28, 1995          $538,620
     Issuance of common stock-net                       1,031
     Amortization of unearned compensation                 39
     Net income                                        11,447
                                                     --------
     Stockholders' equity, November 4, 1995          $551,137
                                                     ========


6.  Writedown of California Assets
    ------------------------------
    The Company recorded a pretax write-off of approximately $16 million ($.35 per share) as a result of its decision to exit the Northern California market in the third quarter of 1994. The charge to income covers the adjustment of the Company's book value on its Northern California properties to an estimated net realizable value. The properties included one store in Chico, California and three land parcels, one in Redding and two in Sacramento, California.

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

                                ---------------

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 40 weeks ended November 4, 1995 and November 5, 1994.

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

On June 29, 1993 and August 2, 1993, the Company issued an aggregate of $70,000,000 of five-year floating rate notes to a group of five banks. At the Company's option, the notes bear interest at a spread above LIBOR or certificate of deposit rates. On June 1, 1994, the Company issued an aggregate of $57,500,000 of senior notes to a group of life insurance companies. The notes mature on July 15 of 1999, 2001, 2004, and 2007; and bear interest rates of between 7.25 percent and 7.98 percent. On April 25, 1995, the Company issued $50,000,000 of seven year senior 7.77 percent notes to a major insurance company. On May 30, 1995, the Company borrowed from a major international bank $20,000,000 with a maturity of five years and bearing interest at 6.775 percent. In May 1995 the Company also put into place a lease line of credit for land and building for up to $100,000,000. The Company anticipates closing a similar lease line of credit for $60,000,000 prior to January 1, 1996.

On October 30, 1995 the Company increased its existing $400,000,000 unsecured committed line of credit, which expires June 30, 2000, to $500,000,000. The Company cancelled the existing $100,000,000 364-day line of credit. In addition to these committed credit facilities, the Company had $70,000,000 of uncommitted money market lines of credit with several foreign banks and had $107,000,000 of uncommitted money market lines of credit with banks who are in the committed credit facility. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At November 4, 1995, the Company had unrated commercial paper outstanding in the amount of approximately $334,306,000, borrowings under money market lines with committed line banks of $59,000,000, borrowings under uncommitted borrowing facilities of $30,000,000, and a total of approximately $76,694,000 available for borrowings under its committed credit facilities.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At November 4, 1995, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. Three of these agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625 percent and 7.595 percent on a notional principal amount of $50,000,000. These contracts expire in 1996, 1997, and 1998. The remaining three agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00 percent and 9.00 percent on notional principal amounts totaling $50,000,000. These three agreements mature in 1996, 1998, and 1999. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counter-parties.

The Company believes that a combination of cash flow from operations and borrowings under its expanded credit facilities will permit it to finance its capital expenditure requirements for 1995, currently budgeted to be approximately $240,000,000, net of sale/leaseback activity. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale and leaseback transactions, or by issuing additional debt or equity.


RESULTS OF OPERATIONS

COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 4, 1995 WITH THE 12 WEEKS ENDED NOVEMBER 5, 1994.

Net sales for the third quarter of 1995 increased $123,238,000 or 19.7 percent over the corresponding quarter in 1994. The 1995 increase reflects the negative effect on 1994 sales of strikes in the Company's Portland area stores and other facilities. Food sales were strong in the third quarter of 1995; but nonfood sales were soft as a result of increased competition, a more promotional sales environment, sluggish consumer demand, a difficult retail climate in the Puget Sound area, and deflation in certain product categories. Comparable store sales increased 13.8 percent for the third quarter of 1995. Food comparable store sales increased 23.7 percent, and nonfood comparable store sales increased 7.4 percent. Excluding the stores affected by the strikes, total comparable store sales increased 2.2 percent, with comparable store food sales increasing 9.0 percent and comparable store nonfood sales decreasing 2.2 percent. The Company's food operations accounted for 42.4 percent of the overall sales in 1995 and 38.2 percent in 1994.

Gross margin as a percent of net sales was 27.8 percent for the third quarter of 1995, compared with 24.4 percent for 1994's third quarter. Gross margins increased in the third quarter of 1995, primarily due to 1994's results being negatively affected by strikes. 1995's gross margins were reduced by slow nonfood sales, and startup costs associated with opening of the perishable portion of the Company's new food distribution center near Seattle, Washington.

Operating and administrative expenses as a percent of net sales were 27.1 percent for the third quarter of 1995, compared with 30.1 percent for 1994's third quarter. Expenses as a percent of sales decreased in 1995's third quarter, due primarily to strikes in the prior year's third quarter. The third quarter expenses were up mainly as a result of higher labor costs and fixed costs due to slower than planned sales growth; and as a result of opening five new stores, closing four stores, and completing three major remodels.

The Company recorded a pretax write-off of $15,978,000 in 1994's third quarter as a result of its decision to exit the Northern California market. The charge to income covers the adjustment of the Company's book value on its Northern California properties to an estimated net realizable value.

Net interest expense in the third quarter of 1995 was $9,117,000, an increase of 34.0 percent from the $6,802,000 reported for 1994. The increase primarily reflects higher borrowings due to an acceleration in new store construction and remodels.

The effective tax rate for the third quarters of 1995 and 1994 was 38.0 percent.

The Company had a net loss of $2,309,000 in the third quarter of 1995 compared with a net loss of $36,579,000 in the third quarter of 1994. The loss per share was $.08 for the third quarter of 1995 based on 28,254,000 shares outstanding, compared with a loss per share of $1.28 for the prior year's third quarter based on 28,556,000 shares outstanding. The 1994 net loss was affected by the above-mentioned strikes plus the California after-tax write-off of $9,906,000, or $.35 per share. Excluding this write-off, the Company's 1994 third quarter net loss and loss per share were $26,673,000 and $.93, respectively.

COMPARISON OF THE 40 WEEKS ENDED NOVEMBER 4, 1995 WITH THE 40 WEEKS ENDED NOVEMBER 5, 1994.

Net sales for the first 40 weeks of 1995 increased $166,095,000 or 7.2 percent to $2,462,530,000. The 1995 increase reflects the negative effect on 1994 sales of strikes in the Company's Portland area stores and other facilities. Food sales have been stronger than nonfood sales for the first forty weeks of 1995. Nonfood sales were soft as a result of increased competition, a more promotional sales environment, sluggish consumer demand, a difficult retail climate in the Puget Sound area, and deflation in certain product categories. Comparable store sales increased 1.4 percent for this 40 week period. Food comparable store sales increased 5.9 percent, and nonfood comparable store sales decreased 1.7 percent. Excluding the stores affected by the strikes, total comparable store sales decreased 2.0 percent for the first 40 weeks of 1995, with comparable store food sales increasing 1.6 percent and comparable store nonfood sales decreasing 4.5 percent. The Company's food operations accounted for 42.0 percent of the overall sales for the first 40 weeks of 1995 compared with 39.2 percent for the first 40 weeks of 1994.

Gross margin as a percent of net sales was 28.3 percent for the first 40 weeks of 1995 compared with 28.1 percent for 1994. Gross margins increased in the first 40 weeks of 1995 primarily due to 1994's results being negatively affected by strikes. 1995's gross margins were reduced by slow nonfood sales, and startup costs associated with opening of the Company's new food distribution center near Seattle, Washington.

Operating and administrative expenses as a percent of net sales were 26.4 percent for the first 40 weeks of 1995 compared with 26.7 percent for the first 40 weeks of 1994. Expenses as a percent of sales decreased in 1995's first 40 weeks, due primarily to strikes in the prior year.

The Company recorded a pretax write-off of $15,978,000 in 1994's third quarter as a result of its decision to exit the Northern California market. The charge to income covers the adjustment of the Company's book value on its Northern California properties to an estimated net realizable value.

Net interest expense in the first 40 weeks of 1995 was $28,288,000, an increase of 51.8 percent from the $18,639,000 for 1994. The increase primarily reflects higher borrowings due to an acceleration in new store construction and remodels, and to a lesser extent the impact on debt of 1994's strikes.

The effective tax rate for the first 40 weeks of 1995 and 1994 was 38.0 percent.

Net income was $11,447,000 in the first 40 weeks of 1995 compared with a loss of $1,400,000 in the first 40 weeks of 1994. Earnings per share were $.40 for the first 40 weeks of 1995 based on 28,373,000 shares outstanding, compared with a loss per share of $.05 for the prior year's period based on 28,660,000 shares outstanding. The net loss in 1994 was affected by the above-mentioned strikes plus the California after-tax write-off of $9,906,000, or $.35 per share. Excluding the California write-off, net income and earnings per share for the first 40 weeks of 1994 were $8,506,000 and $.30, respectively.


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

                         PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit
         -------

         4F. Amended and Restated Credit Agreement dated as of October 30, 1995 among Fred Meyer, Inc., Various Financial Institutions, Bank of America National Trust & Savings Association, as Agent, and the Bank of Nova Scotia as co-Agent; arranged by BA Securities, Inc.

         10T. Fred Meyer Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994.

         10U. Lease Agreement Tax Retention Operating Lease dated May 5, 1995 between First Security Bank of Utah, N.A. not individually but solely as Owner Trustee under SM Trust 1995-1, as Lessor and Fred Meyer, Inc., as Lessee, Appendix A to Participation Agreement and Lease Supplements nos. 1, 2, and 3 dated as of May 3, 1995 between First Security Bank of Utah, N.A. lessor, and Fred Meyer, Inc., lessee.

         11.   Computation of Earnings (Loss) per Common Share.

         27.   Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the period for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRED MEYER, INC.
                                        (Registrant)

Dated:   December 6, 1995               KENNETH THRASHER
         ----------------               -------------------------------
                                        Kenneth Thrasher
                                        Senior Vice President - Finance
                                        Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                                                             Sequential
Number        Document Description                                 Page Number
-------       --------------------                                 -----------

4F Amended and Restated Credit Agreement dated as of October 30, 1995 among Fred Meyer, Inc., Various Financial Institutions, Bank of America National Trust & Savings Association, as Agent, and the Bank of Nova Scotia as co-Agent; arranged by BA Securities, Inc.

10T.          Fred Meyer Excess Deferral and Benefit
              Equalization Plan. 1994 Restatement dated as of January 1, 1994.

10U. Lease Agreement Tax Retention Operating Lease dated May 5, 1995 between First Security Bank of Utah, N.A. not individually but solely as Owner Trustee under SM Trust 1995-1, as Lessor and Fred Meyer, Inc., as Lessee, Appendix A to Participation Agreement and Lease Supplements nos. 1, 2, and 3 dated as of May 3, 1995 between First Security Bank of Utah, N.A. lessor, and Fred Meyer, Inc., lessee.

11.           Computation of Earnings (Loss) per Common Share.

27.           Financial Data Schedule.