Form 10-K405
period 1996-02-03
MEYER FRED INC
filed 1996-03-20
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
            February 3, 1996
                                      OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each Exchange
          Title of class                            on which registered
          --------------                           ---------------------

    Common Stock, $.01 par value                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X / No /   /

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

          Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 1, 1996: $413,383,974

          Number of shares of Common Stock outstanding at March 1, 1996:
26,704,555
                    Documents Incorporated by Reference

                                                        Part of Form 10-K into
Document                                                  which incorporated
--------                                                ----------------------
Portions of Proxy Statement for                                Part III
1996 Annual Meeting of Shareholders

                               TABLE OF CONTENTS



Item of Form 10-K.........................................................Page



PART I

   Item 1      -   Business................................................. 1

   Item 2      -   Properties...............................................10

   Item 3      -   Legal Proceedings........................................10

   Item 4      -   Submission of Matters to a
                   Vote of Security Holders.................................11

   Item 4(a)   -   Executive Officers of
                   the Registrant...........................................11


PART II

   Item 5      -   Market for the Registrant's Common Stock
                   and Related Stockholder Matters..........................13

   Item 6      -   Selected Financial Data..................................13

   Item 7      -   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations............................................13

   Item 8      -   Financial Statements and Supplementary Data..............13

   Item 9      -   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure...................13


PART III

   Item 10     -   Directors and Executive Officers
                   of the Registrant........................................13

   Item 11     -   Executive Compensation...................................13

   Item 12     -   Security Ownership of Certain Beneficial
                   Owners and Management....................................13

   Item 13     -   Certain Relationships and Related Transactions...........14


PART IV

   Item 14     -   Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K..................................14



SIGNATURES..................................................................20


FINANCIAL INFORMATION............................................... F-1- F-17

                                   PART I

Item 1.   Business.
------    --------
                                  General
                                  -------

          Fred Meyer, Inc. (the "Company") is a leading regional retailer of a wide range of food, apparel, fine jewelry, and general merchandise products for the home. At February 3, 1996, the Company operated 136 stores in Oregon, Washington, Utah, Alaska, Idaho, Northern California, and Montana under the name "Fred Meyer." Of these stores, 102 are free-standing, multidepartment stores, averaging 144,500 square feet of retail space, that emphasize one-stop-shopping for necessities and items of everyday use. Of the 102 multidepartment stores, 94 contain food and nonfood departments, and 8 contain nonfood departments only. The multidepartment stores with food average 148,200 square feet. The Company's multidepartment stores accounted for approximately 98.7 percent and 97.2 percent of the Company's total sales and operating income, respectively, for the Company's 1995 fiscal year ended February 3, 1996. Of the 34 specialty stores, 29 are jewelry stores located in regional malls. The Company announced in January 1996 that it is acquiring up to 23 mall jewelry stores in California and Washington. The Company's multidepartment stores contain up to seven departments which include food, the home, apparel, home electronics, fine jewelry, health and beauty aids, and pharmacy. The Company's multidepartment stores are unique in the Pacific Northwest in combining food with a wide range of nonfood merchandise under one roof. For the 1995 fiscal year, food and nonfood sales were 41.0 percent and 59.0 percent of total sales, respectively.

          The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. Stores are organized into distinct departments that specialize in the sale of particular products. The Company believes that its business strategy has generated high per-store sales volume and frequent shopping by area residents, and that its departments achieve such sales volume because they are located within one-stop-shopping stores. The strength of the individual departments, with their breadth and depth of product selection, national- and private-label brands, and emphasis on products of everyday use, distinguishes the Company's stores from other retailers and enables the Company to compete successfully with supermarkets, drugstores, discount stores, mass merchandisers, department stores, and specialty stores. The Company promotes cross-shopping by providing convenient access between departments, making each department a strong competitor in the market for its products and by facilitating easy customer checkout through a cash register system that allows customers to purchase merchandise from any department at any checkout location ("common checkout").

          During the past several years, the Company has committed substantial capital and management resources to improve its one-stop-shopping strategy, allowing it to better serve its customers and respond to the many new competitors entering its markets. In the past five years, 474 new competitor stores have opened in the Company's markets. They include Wal-Mart, Walgreens, Home Depot, HomeBase, Eagle, Sam's Club, Incredible Universe, Circuit City, Good Guys, Future Shops, Ernst, Price/Costco, Mervyn's, PayLess, Penneys, Kmart, Target, ShopKo, Toys-R-Us, Food 4 Less, Cub Foods, Safeway, Albertson's, Smiths Foods, Carrs, and Quality Food Centers.

          Total store sales for 1995 increased 9.6 percent, and comparable store sales increased 2.1 percent over the prior year. Sales growth in the last half of 1994, and continuing into 1995, was negatively affected by a strike which started on August 18, 1994 involving a multiemployer group of unionized food stores in the greater Portland, Oregon area, including 26 of the Company's stores. At approximately the same time, a series of strikes also began at the Company's Portland area distribution center, dairy plant, trucking operations, and corporate office. These strikes were settled during the period from September 23, 1994 to November 13, 1994. For additional information regarding the strikes, see "Employees" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

          During the past five years, the Company remodeled 30 multidepartment stores, added food departments in 10 stores, and redesigned and remodeled many food departments to include in-store bakeries, delicatessens, and service fish markets to respond to customer shopping preferences. Beginning in 1987, the Company implemented an everyday low pricing strategy in its food operations. In 1989, the Company reorganized its operating management structure and for each store designated a store director responsible for store operations and profitability and departmental cross-merchandising. In 1992, the Company augmented its store management structure by establishing a regional management structure of six regional management teams closely aligned with the stores in the regions.

          Beginning in 1995, the Company began repositioning some of its departments to be more productive in the competitive environment it is facing. These changes included (1) reducing the space allocated to building materials in its stores and utilizing this space for other product categories, (2) eliminating computer hardware in most of its stores in an effort to improve other product selections in home electronics, and (3) refining its apparel selection to be more responsive to changes in how consumers shop for clothing.

          The Company's capital expenditure budget for its 1996 fiscal year is $118,000,000, net of estimated real estate financed on leases, compared with capital expenditures of $236,000,000 in 1995, net of real estate financed on leases. From 1993 through 1995, the Company increased new store development in its existing markets and increased the level of remodeling of existing stores from levels that existed for the period 1990 through 1992. In 1995, the Company opened six full-size stores and completed eight major remodels. In 1995, the Company made a determination to reduce its new and remodeled store activities from previously projected levels. As a result, the Company plans to open five new multidepartment stores and remodel four existing stores in 1996. Total retail space increased by approximately 4.7 percent in 1995 and 5.7 percent in 1994, after netting out the closures of old stores that were replaced by the new ones. No closures are scheduled for 1996. It is anticipated that total retail space will increase by an estimated 5.1 percent in 1996. The Company constructed a new flow-through retail service center in Chehalis, Washington in 1994 to distribute apparel, general merchandise, and music products, and opened a food distribution facility near Seattle, Washington in 1995. In addition, the Company is continuing its program to replace and upgrade its old MIS system with new architecture and application programs. The Company's new distribution facilities and new MIS system are designed to improve operations, permit better inventory management, and reduce distribution costs.

          The Company was incorporated in Delaware in 1981, as a successor to the business of a company which opened its first store in downtown Portland in 1922 and was incorporated in Oregon in 1923. The Company's principal executive offices are located at 3800 SE 22nd Avenue, Portland, Oregon 97202, and its telephone number is (503) 232-8844. References in this Form 10-K to the Company mean Fred Meyer, Inc., including its subsidiaries, unless the context requires otherwise.

          The following table sets forth certain statistical information with respect to the Company's operations for the periods indicated:

                                                                   Fiscal Year Ended
                                       --------------------------------------------------------------------------
                                       February 3,    January 28,      January 29,    January 30,      February 1,
                                             1996           1995             1994           1993             1992
                                       ----------     ----------       ----------     ----------       ----------
Percent of net sales:
    Nonfood sales                           59.0%          61.7%            62.5%          63.3%            63.7%
    Food sales                              41.0%          38.3%            37.5%          36.7%            36.3%

Sales per square foot of
    selling space (weighted average)        $316           $304             $312           $304             $283


Total stores sales growth                    9.6%           5.0%/4           4.4%           5.6%             9.2%

Comparable store sales
  percentage increase:/2
    Total Company                            2.1%/1        (2.0%)/4          2.4%           3.0%             4.0%
    Food                                     6.6%/1        (3.0%)/4          3.4%           2.8%             4.5%
    Nonfood                                 (0.9%)/1       (1.4%)/4          1.9%           3.2%             3.8%

Number of multidepartment stores:
    Operated at end of period                102             100              97             94               94
    Opened                                     6               5               5              2                3
    Closed                                     4               2               2              2                3
    Remodeled                                  8               7               7              5                3


Number of specialty stores:
    Operated at end of period                 34              31              30             29               28
    Opened                                     3               3               2              4               --
    Closed                                    --               2               1              3               --

Total number of stores:
    Operated at end of period                136             131             127            123              122
    Opened                                     9               8               7              6                3
    Closed                                     4               4               3              5                3
    Remodeled                                  8               7               7              5                3

Total retail square feet:
    At beginning of period            14,194,000      13,423,000      12,646,000     12,679,000       12,213,000
    Added by new stores opened           948,000         795,000         811,000        295,000          584,000
    Added by remodeling
      of existing stores                  96,000         174,000          80,000         39,000           63,000
    Less closed stores                   381,000         198,000         114,000        367,000/3        181,000
    At end of period                  14,857,000      14,194,000      13,423,000     12,646,000       12,679,000
------------------

   /1  The calculation for comparable store sales for the year ended February 3, 1996, a 53-week year, is computed by adding a 53rd week to 1994's sales base.
   /2  Includes only sales of stores operating throughout each of the periods compared.
   /3  Includes square footage for 30 restaurants that were converted to tenant space.
   /4  Affected by a series of labor disputes in the greater Portland, Oregon area in 1994.


                             Business Strategy
                             -----------------

          The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. Stores are organized into distinct departments and sections within departments that specialize in the sale of particular products. The Company promotes cross-shopping through convenient access between departments, by making each department and section a strong competitor in the market for the products it sells and by providing easy customer checkout through its common checkout system that allows customers to purchase merchandise from any department at any checkout location.

          Breadth and Depth of Selection. In most of its stores, the Company sells over 225,000 items, including a wide selection of food, apparel, and products for the home, with an emphasis on necessities and items of everyday use. The Company takes advantage of the stores' high and diverse customer traffic to sell many categories of goods which are purchased on a discretionary basis, such as fine jewelry, home electronics, and fashion apparel. Within many categories of apparel, products for the jewelry, and home electronics, the Company offers customers the breadth of selection normally afforded by department or specialty stores. Its selection of food and groceries is comparable to that of large supermarkets. The Company emphasizes the sale of popular brands and its own private-label brands.

          Multidepartment Stores. The Company's large stores are organized into departments and sections within departments that specialize in the sale of particular products. The Company endeavors to create individual, recognizable identities for each department and section through specialized design, fixtures, and decor. In most stores, common checkout areas allow the checkout of items from the Company's many departments at any cash register and facilitates convenient shopping. Most of the Company's departments and sections are self-service, except in areas where special assistance is required, such as service delicatessens, home electronics, fine jewelry, and pharmacy. Stores consist of a variety of departments and specialty sections that include full-service food, pharmacy, nutrition, housewares, domestics, paint and home decor items, plumbing and electrical items, hardware and tools, building materials, garden, floral, sporting goods, automotive, home office supplies and stationery, cards and books, toys, basic and fashion apparel for all ages, shoes, home electronics, and fine jewelry. Multidepartment stores that include food departments best represent the Company's strategy. In more recent years the Company has been adding food to previously nonfood multidepartment stores and replacing some of its older nonfood stores with new full-service stores including food departments.

          Store and Regional Management. Each of the Company's stores is managed by a sales director who is responsible for store sales, operations, and profitability and departmental cross-merchandising. Departments within multidepartment stores are managed by merchandising managers, who report to sales directors. Each sales director and department manager is supported by a regional supervisor and other senior managers who specialize in the market for products sold in the stores. In 1992, the Company augmented its store management structure by establishing regional management teams that work closely with the stores in their region to enhance sales and profit opportunities. As a result of its specialized management structure, the Company believes that each store and each department within the store better serves its customers and is able to respond quickly to market changes.

          Location and Store Design. New store sites are determined based on a review of information on demographics and the competitive environment for the market area in which the proposed site is located. The Company's expansion focus is in existing areas of operation, primarily in or near well-populated residential areas. The Company determines store size and designs stores with a view toward making each store a very convenient, one-stop-shopping store in the area it serves. The Company's standard store design in the future will be approximately 150,000 square feet. In 1996, the Company opened a 130,000 square-foot store in Tillamook, Oregon. This design will facilitate entry into smaller markets. The Company anticipates using a given prototype depending on the market to be served and the size of the site being developed. The Company is flexible in its store design where land sites require specialized designs.

          Promotion and Advertising. The Company aggressively promotes sales for all departments through weekly advertising, primarily in local and area newspapers, radio and television. Advertising often features many high-demand products at competitive prices. Sale items are usually items regularly sold in the departments. The Company emphasizes everyday low prices in its food departments, and generally offers promotional sale pricing in its nonfood departments. The Company believes that it is known for competitive pricing and its customer-friendly return policy. In 1995, the Company added a monthly coupon book with both food and nonfood offerings.

          Information Services. In 1991, the Company began a program to modernize its systems to better support its business. A new computer network was installed, allowing every store to be linked with the main office and distribution centers. In 1992, Quick Response inventory management was initiated through the introduction of automatic replenishment for certain goods and electronic data interchange ("EDI") with vendors. A new pharmacy system was added in the Company's multidepartment stores. In 1993, the Company continued expanding its Quick Response capabilities by installing a new distribution system and by beginning the implementation of new inventory and merchandise management systems. In 1994, the Company's Continuous Replenishment Program was strengthened by the implementation of new jewelry, music and video, and item performance systems. In 1995, the Company improved its supply chain capabilities with a "flow-through" general merchandise distribution system and purchasing and distribution systems for meat, produce, and seafood. The Company expanded EDI systems to support data exchange with freight carriers, transmission of sales forecasts to vendors, and receipt of invoices directly into an accounts payable imaging system. In addition, in-store communications, check cashing, credit authorization, and point-of-sale systems were upgraded. In 1996, the Company plans to complete the rollout of its merchandising systems for its nonfood departments, followed by its food department in 1997. Also planned is the implementation of Electronic Benefits Transfer
(EBT), debit card authorization, completion of direct store delivery systems, implementation of a new accounts payable system, and integration of all new systems into a new financial reporting system. The introduction of the Company's home page "http://www.fredmeyer.com" on the Internet enables exploration of new marketing opportunities.


                             Retail Operations
                             -----------------

          The Company's multidepartment stores contain up to seven main departments. Within certain departments are a variety of merchandise sections operated like specialty businesses. The following table sets forth the number of departments (and lists certain of the sections within the Home and Apparel departments) in the Company's 102 multidepartment stores at February 3, 1996:


       Food...................................................94
       Nonfood
           The Home..........................................102
               Automotive
               Cards and Books
               Domestics
               Garden
               Home Decor
               Home Improvement
               Housewares
               Sporting Goods
               Toys
               Variety and Seasonal
           Home Electronics..................................102
           Apparel...........................................102
               Apparel
               Cosmetics
               Shoes
           Pharmacy..........................................101
           Health and Beauty Aids............................102
           Fine Jewelry.......................................93

          The Food Department is typically the same size as free-standing super food stores of competitors and carries a wide variety of national brands together with the Company's private-label brands of grocery items, which are Fred Meyer, President's Choice, and FMV (Fred Meyer Value). Beginning in 1992, the Company implemented a program to increase sales of its private-label grocery items. As a result, sales of private-label grocery items as a percentage of total grocery sales have increased to a current level of over 20 percent from 12 percent in 1991. Private-label items generally are sold at lower prices to the customer and generate higher margins for the Company than national-brand products. The Company also carries fresh produce, meat, dairy products, nutritional products, bakery products, candy, and tobacco, all sold on a self-selection basis. Most food departments contain a nutrition section that includes name brand and generic natural foods, dairy products, juices, vitamins, supplements, sugar-free and fat-free products, and meat substitutes. Certain items, such as grains, nuts, fruits, and natural snacks, are also displayed in bulk to enable customers to buy any amount and package their own purchases. In many multidepartment stores, the Company operates in-store bakeries and service departments that offer fresh seafood, delicatessen items, and meat products. The Company's newer stores include sit-down eating areas near the service delicatessens and take-out departments. The following table sets forth the number of nutrition, in-store bakery, and service departments at February 3, 1996:

          Nutrition............................................97
          Bakery...............................................92
          Service Delicatessen.................................93
          Service Fish Market..................................72
          Service Meat Market..................................41

          The Home Department offers a wide selection of home decor, housewares, small appliances, domestics, furniture, sporting goods, greeting cards, books, floral products, power lawn mowers, garden tools, fertilizers and chemicals, toys, seasonal and holiday merchandise, hardware, tools, paint, building materials, plumbing and electrical fixtures, automotive supplies, and related accessories. Some of the national brands featured are Braun, Kitchen-Aid, Coleman, Glidden, and Weber. Home improvement, garden and automotive sections feature many items for the do-it-yourself customer. High-quality private-label products under our Fred Meyer, Northwest Home, Everyday Living, and Kraft King labels complement our national-brand offering.

          The Apparel Department offers moderately priced national-brand and private-label apparel, sportswear, cosmetics, accessories, and family and active shoes. Major national brands carried by the apparel departments include Levi's, Jockey, Maidenform, Vanity Fair, Nike, Reebok, Adidas, Gotcha, Eastland, Union Bay, Columbia Sportswear, Capezio, Lee, Bali, and Keds. High-quality private-label products such as Fred Bear, Katherine Bishop, and KB & Co. labels complement our national-brand offering.

          The Company's private-label sales in the Home and Apparel categories represents 12 to 13 percent of these categories' sales, with a goal of approximately 15 to 20 percent. The strategy employed in nonfood departments is to use private-label products for entry-level price points.

          The Home Electronics Department offers the latest name-brand high-technology merchandise, such as televisions, audio components, cellular phones, computer software, telephones, and a large selection of video games. Some of the national brands featured are SONY, JVC, Pioneer, and Magnavox. It also offers a large selection of compact discs, and for-sale video, and includes a photo-finishing section. One-hour photo-finishing has also been added to numerous locations.

          The Pharmacy Department sells a full line of name-brand and generic prescription drugs dispensed by full-time licensed pharmacists and participates with all major third-party Health Maintenance of Oregon and Preferred Provider Organization plans.

          The Health and Beauty Aids Department offers a wide selection of national- and private-label brands of health and beauty aid products. It also offers candy and confections and dietary food products. A new line of private-label toiletry and personal-care products called Personal Choice was introduced in 1995.

          The Fine Jewelry Department offers an extensive selection of bridal jewelry and diamond fashion jewelry, including precious and semi-precious stones. It also offers name-brand watches and an assortment of 14-carat gold chains and earrings.

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

          The Company honors most nationally recognized credit cards for sales in all of its departments. In addition, the Company has its own credit card program which is serviced by a national credit card processor. The Company also accepts debit cards that are associated with nationally recognized credit card processors. In 1996, the Company's stores in Utah began accepting debit cards that use personal identification number ("PIN") pads and can process electronic benefits online. It is anticipated that stores in other states will come online for such service later in 1996 and in 1997.


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

          In 1991 and 1992, new store openings, development, and remodeling activity declined to a two-year total of five new multidepartment stores and eight remodels while the Company focused on reducing expenses and improving profitability. For the period 1993 through 1995, the Company increased new store development in its existing markets and increased the level of remodeling of existing stores. The numbers of multidepartment stores opened, closed, and remodeled during 1993, 1994, and 1995 are as follows:

                  Including Replacement
                  ---------------------
          Year      Opened      Closed    Replaced    Remodeled
          ----      ------      ------    --------    ---------
          1993        5           2           1           7
          1994        5           2           0           7
          1995        6           4           1           8

          Generally, the Company plans to open at least four new multidepartment stores and remodel at least four existing stores in each of the five years beginning in 1996.

          Total retail space, net of closures, increased 663,000 square feet during 1995, representing an increase of approximately 4.7 percent. New multidepartment store openings during 1995 were as follows:

                                                Total
                                              Retail Space
                 Location                   Square Footage        Opened
                 --------                   --------------    ---------------
     Monroe, Washington...................      149,000       May, 1995
     Lake City (Seattle), Washington......      124,000       September, 1995
     Renton (Seattle), Washington.........      167,000       September, 1995
     West Jordan (Salt Lake City), Utah...      167,000       September, 1995
     Salt Lake City, Utah.................      169,000       September, 1995
     Kennewick, Washington................      167,000       November, 1995

Planned new multidepartment store openings during 1996 are as follows:

                                             Total Location       Planned
     Location                                Square Footage*      Opening
     --------                                --------------   ---------------
     Tillamook, Oregon                           130,000      March, 1996
     Hillsboro, Oregon                           168,000      May, 1996
     Meridian, Idaho                             177,000      June, 1996
     Twin Falls, Idaho                           181,000      June, 1996
     Scappoose, Oregon                           160,000      September, 1996

    *Includes tenant space.

                        Distribution and Processing
                        ---------------------------

     The Company operates a centralized distribution facility in a complex at Clackamas, Oregon, near Portland, containing 1,528,000 square feet, a 310,000 square-foot flow-through retail service center in Chehalis, Washington, and a 600,000 square-foot food distribution center in Puyallup, Washington. Approximately two-thirds of the merchandise the Company sells is currently shipped from these facilities, with the balance shipped directly by vendors to the Company's stores or, in the case of food products for its Idaho and Utah stores, purchased from a major wholesale supplier.

     As a result of its recent investment in information systems and distribution facility improvements, the Company has been able to establish EDI and automated replenishment programs with many vendors. These quick response capabilities are designed to improve inventory management and reduce handling of inventory in the distribution process, which the Company believes will result in lower markdowns and lower distribution costs.

     The Company believes that its distribution and related information systems provide several advantages. First, they permit stores to maintain proper inventory levels for more than 190,000 items supplied through its central distribution centers. Second, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs. Third, because distribution can be made to stores frequently, the Company is able to reduce the in-store stockroom space and maximize the square footage available for retail selling. Fourth, the Company is able to lower its total level of inventory investment and related financing costs.

     The Company opened its flow-through retail service center in April, 1994 in Chehalis, Washington to serve as the centralized processing facility for certain apparel, music, seasonal, and other nonfood items. This facility eliminated approximately 370,000 square feet of leased warehouse space, including the Company's 122,000 square-foot Salt Lake City facility. It also allows the Company to meet its nonfood distribution center needs past the year 2000. The Company's Chehalis facility minimizes the required handling and processing of goods received from vendors and distributed to the Company's stores. The Company believes that this flow-through system will enable it to improve inventory management and to further reduce the distribution costs for the goods shipped through this facility. In 1995 the Company opened the 600,000 square-foot centralized food distribution facility in Puyallup, Washington, near Seattle, to serve stores in the Puget Sound Region and Alaska. This facility reduces the cost of transporting goods into the Puget Sound and Alaska markets, and affords the Company increased forward-buying opportunities for its food operations.

     The Company operates a large fleet of trucks for distribution of goods to its retail stores and operates a central bakery and dairy.

                                Competition
                                -----------

     The retail merchandising business is highly competitive. Because of the broad range of merchandise sold by the Company, it competes with many types of retail companies, including national, regional, and local super-markets, discount stores, drug stores, conventional department stores, and specialty stores. The Company's competitive position in the retail business varies by type of goods and the communities in which its stores are located. In the past five years, 474 new competitor stores have opened in the Company's markets. They include Wal-Mart, Walgreens, Home Depot, HomeBase, Eagle, Sam's Club, Incredible Universe, Circuit City, Good Guys, Future Shops, Ernst, Price/Costco, Mervyn's, PayLess, Penneys, Kmart, Target, ShopKo, Toys-R-Us, Food 4 Less, Cub Foods, Safeway, Albertson's, Smiths Foods, Carrs, and Quality Food Centers.

     The Company emphasizes customer satisfaction, large selections of high-quality popular products, and competitive pricing. In addition, the Company believes that the convenience, attractiveness, and cleanliness of its stores, together with a sales staff knowledgeable, in specialty areas, enhances its retail sales efforts.


                                 Employees
                                 ---------

     The Company employs approximately 27,000 full- and part-time employees. Approximately 50 percent of the Company's employees are represented by 32 different labor unions or locals. These employees are covered by 110 different collective bargaining agreements, none of which covers more than 2,600 employees. Approximately 24 percent of the agreements, covering 12 percent of the labor force, will expire during 1996, including agreements covering employees in both large metropolitan and smaller nonmetropolitan areas where the Company operates. The last work stoppages the Company experienced involved the multiemployer bargaining unit for food clerks, checkers, and meatcutters in Portland, Oregon and Vancouver, Washington in 1994, which lasted 88 days. At the same time, Company union employees at its Clackamas distribution facilities, trucking operation, dairy and a small portion of its office employees went on strike. Coos Bay, Oregon nonfood employees went on strike in late 1994 and returned to work on January 14, 1995. There were no work stoppages in 1991, 1992, 1993, or 1995. The Company believes that it has good relations with the many unions representing its employees.

     In 1995, the Company reached agreement on its contracts covering nonfood and food workers in the Seattle/Tacoma area, among other agreements reached. While the Company is optimistic about reaching agreements on expiring labor agreements in the future, no assurance can be given that the parties will be able to reach a final conclusion without the occurrence of a work stoppage.


                         Forward-looking Statements
                         --------------------------

     Information set forth in this Annual Report on Form 10-K regarding the Company's plans for future operations, including store expansion and remodeling, capital spending, and expense reduction efforts, constitute forward-looking statements that involve a number of risks and uncertainties. In addition, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business and economic conditions generally in the regions in which the Company's stores are located, including the rate of inflation; population and job growth in the Company's markets; competitive factors, such as increased penetration in the Company's markets of large national food and nonfood chains and large, single-category retailers and competitive pricing pressures generally; results of the Company's programs to decrease costs as a percent of sales; relations with the union bargaining units representing the Company's employees; factors that might affect the Company's cost and availability of capital; and unusual weather conditions. Any forward-looking statements should be considered in light of these factors.

Item 2.     Properties.
------      ----------

     As a part of the leveraged buyout transaction in which the Company was incorporated in 1981, Real Estate Properties Limited Partnership
("Properties"), acquired the real estate assets of the corporation that was the predecessor to the Company.

     In 1986, the Company amended and restated 76 leases relating to 71 stores, its Clackamas distribution center, and four other facilities. The leases provide, among other things: (1) fixed rent expense in the aggregate for accounting purposes over the initial term of the leases at levels below rent expense under the prior leases for the fiscal year ended January 30, 1988; (2) initial lease terms generally averaging 20 years; (3) future rent from certain unrelated subtenants to be paid to the Company; and (4) seven five-year renewal options under leases for the 36 leased properties owned by Metropolitan Life Insurance Company (the "Institutional Investor") at rents for the first five option periods below the average rents during the initial term, and an option for the Company to purchase any of the leased properties at the end of the initial term and at the end of each option period. Properties sold to the Institutional Investor its interest in 36 of the 76 properties which were leased to the Company in 1986. The Institutional Investor is also an investor in Properties and FMI Associates. At March 1, 1996, FMI Associates beneficially owned approximately 38.0 percent of the Company's common stock. (See Items 12 and 13 under Part III.)

     Twenty-nine store locations and four other facilities are owned by the Company and its subsidiaries. The balance of the Company's locations are leased from the Institutional Investor, Properties or third parties. All of the Company's stores and its distribution and processing facilities are in good condition. Of the Company's 102 multidepartment stores, 88 percent have either been built or received a major remodel in the last ten years. The Company also owns three parcels of land, all of which are being held for development of future stores. Additionally, it owns one store and three parcels of land in California, two parcels of land in Washington, and one parcel of land in Utah which are being held for sale.

     The following table as of February 3, 1996, summarizes the remaining lease years, assuming the exercise of all options, for store locations and the Company's distribution facilities, warehouses, and plants.

                                                          Distribution Facilities
                             Store Locations                Warehouses & Plants
                       ---------------------------      ----------------------------
Remaining Number       Square Ft. of    % of Total      Square Ft. of     % of Total
of Lease Years         Retail Space     Square Ft.      Facility Space    Square Ft.
-------------------    -------------    ----------      --------------    ----------
Less than 5 years         341,377          2.3%             125,104           4.1%
5 through 15 years        463,936          3.1%                   0           0.0%
16 through 25 years     3,029,591         20.4%                   0           0.0%
Over 25 years           7,094,118         47.7%           1,527,875          50.2%
                       ----------        ------           ---------        ------
        Total Leased   10,929,022         73.6%           1,652,979          54.3%
                       ----------        ------           ---------        ------

Owned Properties        3,928,403         26.4%           1,390,414          45.7%
                       ----------        ------           ---------        -----

        Total          14,857,425        100.0%           3,043,393         100.0%
                       ==========        =====            =========         =====

The Company has no obligation to exercise any options beyond the primary lease terms.


Item 3.     Legal Proceedings.
------      -----------------

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

Item 4.     Submission of Matters to a Vote of Security Holders.
------      ---------------------------------------------------

            Not applicable.

Item 4(a).  Executive Officers of the Registrant.
---------   ------------------------------------

            As of March 1, 1996, the executive officers of the Company were as set forth below.

                                                                       Original
                                                                       Date of
     Name            Age              Position                        Employment
     ----            ---              --------                        ----------
Robert G. Miller      51     Chairman of the Board and                    1991
                                Chief Executive Officer

Curt A. Lerew, III    48     Executive Vice President,                    1991
                                Sales and Operations

Wayne W. Abbott       47     Senior Vice President, Home Group            1970

R. Eric Baltzell      55     Senior Vice President, Store Sales           1962

Roger A. Cooke        47     Senior Vice President, General Counsel       1992
                                and Secretary

Edward A. Dayoob      56     Senior Vice President, Jewelry Group         1973

Michael H. Don        40     Senior Vice President,                       1987
                                Strategic Planning and Logistics

Sammy K. Duncan       44     Senior Vice President, Food Group            1992


Keith W. Lovett       52     Senior Vice President,                       1992
                                Human Resources

Ronald J. McEvoy      48     Senior Vice President,                       1991
                                Chief Information Officer

Norman O. Myhr        48     Senior Vice President,                       1978
                                Sales Promotion and Marketing

Cheryl D. Perrin      57     Senior Vice President, Public Affairs        1976

Mary F. Sammons       49     Senior Vice President,
                                Apparel and Home Electronics Group        1973

Kenneth Thrasher      46     Senior Vice President, Finance and           1982
                                Chief Financial Officer

Scott L. Wippel       42     Senior Vice President,                       1992
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

        Mr. Lerew became Senior Vice President, Food Group in October 1991 and was elected Executive Vice President, Sales and Operations in February 1996. Prior to that time he was employed by Albertson's, where his most recent positions were Senior Vice President and Regional Manager in 1991, Senior Vice President of Corporate Merchandising from 1990 to 1991, and Vice President,

Western Washington Division, from 1987 to 1990. Mr. Lerew has more than 30 years of experience in the retail food industry.

        Mr. Abbott became Senior Vice President, Home Group in February 1996. Prior to that time, he served as Vice President, Home Group from September 1994 through February 1996, and Vice President, Food Group from 1989 through August 1994.

        Mr. Baltzell served as Vice President, Food Operations of the Company from 1982 until his election as Senior Vice President, Store Sales and Operations Division in June 1989. In 1996, his title was changed to Senior Vice President, Store Sales.

        Mr. Cooke became Vice President, General Counsel and Secretary of the Company in August 1992. He was elected Senior Vice President in April 1993. From 1982 to 1992, he was an officer of Pan American World Airways, Inc., serving as Senior Vice President and General Counsel from 1990 to 1992. From 1973 to 1980, he was associated with the law firm Simpson Thacher and Bartlett.

        Mr. Dayoob served as Vice President, Jewelry Division of the Company from 1979 until his election as Senior Vice President, Photo Electronics and Jewelry Division in June 1989. This Division was renamed the Home Electronics and Jewelry Group in 1990. The Home Electronics Division was merged into the General Group in 1993. Mr. Dayoob was named Senior Vice President, Jewelry Division in 1993.

        Mr. Don became Vice President, Corporate Treasurer in October 1987 and was elected Senior Vice President, Strategic Planning and Asset Management in June 1995. Beginning in February 1996, Mr. Don also assumed responsibilities for the Company's logistics, transportation, and traffic departments. Before joining the Company in 1987, he was controller and treasurer for two real estate development and management companies.

        Mr. Duncan became Senior Vice President, Food Group in February 1996. Prior to that time, he served as Food Group Division Vice President from 1994 to February 1996, and Vice President Grocery Merchandiser from 1992 to 1994. During 1991 and prior to joining the Company in 1992, he was Director of Operations for Albertson's.

        Mr. Lovett became Senior Vice President, Human Resources of the Company in February 1992. Prior to that time he was employed by Eagle Food Centers, where he was Senior Vice President of Human Resources and Vice President of Industrial Relations.

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

        Ms. Sammons served as Vice President within the Soft Goods Division of the Company from 1980 until her election as Senior Vice President, Soft Goods Division in January 1986. In June 1989, she was elected Senior Vice President, General Merchandise Division. This Division was renamed the General Group in 1990. In 1995, she was named Senior Vice President, Apparel and Home Electronics Group.

        Mr. Thrasher served as Vice President, Corporate Treasurer of the Company from 1982 until his election as Vice President - Finance, Chief Financial Officer, and Secretary in June 1987. He was elected Senior Vice President, Finance and Chief Financial Officer effective March 1989.

        Mr. Wippel became Vice President, Corporate Facilities in June 1992. He was elected Senior Vice President in April 1993. Prior to that, he was employed by Albertson's, where his most recent positions were Vice President of Real Estate from 1990 to 1992 and Director of Real Estate from 1988 to 1990.

                                  PART II

Item 5.     Market for the Registrant's Common Stock and Related
------      Stockholder Matters.
            ----------------------------------------------------

            The information required by this item is included under "Common Stock Information" on page F-5 of this Annual Report on Form 10-K.

Item 6.     Selected Financial Data.
------      -----------------------

            The information required by this item is included under "Selected Financial Data" on pages F-1 and F-2 of this Annual Report on Form 10-K.

Item 7.     Management's Discussion and Analysis of Financial
------      Condition and Results of Operations.
            -------------------------------------------------

            The information required by this item is included under "Management's Discussion and Analysis" on pages F-3 through F-5 of this Annual Report on Form 10-K.

Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------

            The information required by this item is listed in Item 14 of
Part IV of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants
------      on Accounting and Financial Disclosure.
            ---------------------------------------------

            Not applicable.


                                  PART III

Item 10.    Directors and Executive Officers of the Registrant.
-------     --------------------------------------------------

            Information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

Item 11.    Executive Compensation.
-------     ----------------------

            Information with respect to executive compensation is included under "Executive Compensation" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference, except for items appearing under the subheadings "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" which are not incorporated herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
-------     --------------------------------------------------------------

            As of March 1, 1996 the only person who or entity which, to the knowledge of the Board of Directors, beneficially owned more than 5 percent of the Common Stock of the Company was KKR Associates, 9 West 57th Street, New York, New York 10019. On such date, KKR Associates beneficially owned 10,700,038 shares of Common Stock of the Company, representing approximately 38 percent of the outstanding shares.

            KKR Associates is a limited partnership of which Paul E. Raether, Michael W. Michelson, and Saul A. Fox, directors of the Company, are three of twelve general partners. Jerome Kohlberg, Jr., a director of the Company, is a limited partner of KKR Associates. The shares described as beneficially owned by KKR Associates are owned of record by FMI Associates Limited Partnership ("FMI Associates"), of which KKR Associates is the sole general partner and as to which it possesses 100 percent of the voting power and investment power. Shares described as beneficially owned by KKR Associates include 1,566,441 shares which FMI Associates has the right to acquire pursuant to a presently exercisable option.

            The FMI Associates limited partnership agreement is, by its terms, to dissolve on December 31, 1996 unless amended by all of the limited partners to extend the term beyond such date. There can be no assurance that KKR Associates will seek such amendments, or, if sought, that they will be approved by the limited partners. In the event of the winding up and dissolution of FMI Associates, KKR Associates will have sole discretion regarding the disposition of such Common Stock, including public or private sales of such Common Stock, the distribution of such Common Stock to the limited partners of FMI Associates, or a combination of the foregoing. If shares of Common Stock are distributed to the limited partners of FMI Associates, each limited partner will thereafter have sole discretion with respect to its Common Stock.

            Additional information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

            Information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------     ----------------------------------------------------------------

     (a)(1) Financial Statements.
            --------------------

            The following documents are included in this Annual Report on Form 10-K at the pages indicated:

                                                             Page in this
                                                             Annual Report
                                                             -------------
Fred Meyer, Inc. and Subsidiaries:

  Statements of Consolidated Operations -                    F-6
     Years Ended February 3, 1996, January 28, 1995,
     and January 29, 1994
  Consolidated Balance Sheets -
     February 3, 1996 and January 28, 1995                   F-7 and F-8
  Statements of Consolidated Cash Flows -
     Years Ended February 3, 1996, January 28, 1995,
     and January 29, 1994                                    F-9
  Statements of Changes in Consolidated
     Stockholders' Equity -
     Years Ended January 29, 1994,
     January 28, 1995, and February 3, 1996                  F-10
  Notes to Consolidated Financial Statements                 F-11 through F-16
  Management's Report on Responsibility
    for Financial Statements                                 F-17
  Independent Auditors' Report                               F-17

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

            4A Specimen Stock Certificate. Incorporated by reference to Exhibit 4C to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

            4B Credit Agreement dated as of June 30, 1994, among Fred Meyer, Inc., various banks named therein, and Bank of America as Agent. Incorporated by reference to Exhibit 4B to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

            4C        Term Promissory Notes in an original
                      aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein. Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

            4D Note agreement dated as of June 1, 1994, in an original aggregate principal amount of $57,500,000, among Fred Meyer, Inc., and various life insurance companies. Incorporated by reference to
                      Exhibit 4D to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

            4E Credit Agreement dated as of March 6, 1995, among Fred Meyer, Inc., various financial institutions named therein, and The Bank of Nova Scotia as Agent. Incorporated by reference to Exhibit 4E to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

            4F Amended and Restated Credit Agreement dated as of October 30, 1995 among Fred Meyer, Inc., Various Financial Institutions, Bank of America National Trust & Savings Association, as Agent, and the Bank of Nova Scotia as co-Agent; arranged by BA Securities, Inc. Incorporated by reference to Exhibit 4F to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

            4G Note Agreement, dated April 25, 1995, in an original aggregate principal amount of $50,000,000, among Fred Meyer, Inc., and The Prudential Insurance Company of America and Pruco Life Insurance Company. Incorporated by reference to Exhibit 4G to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 0-15023).

            *10A-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).

            *10A-2 Amended Fred Meyer, Inc. 1990 Stock Incentive Plan. Incorporated by reference to Exhibit 22 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 0-15023).

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

            *10G      Employment Agreement between Fred Meyer, Inc. and Robert
                      G. Miller, as amended by Amendment No. 1. Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

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

            10J Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly
                      Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to
                      Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard provisions. Incorporated by reference to Exhibit 10J to the Company's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.
                      Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994. Incorporated by reference to Exhibit
                      10J to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

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

            10Q       Lease Cancellation Agreement between the
                      Company and Real Estate Properties Limited
                      Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

            10R Lease for Swan Island Parking Lot between the Company as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994. Incorporated by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended January 28, 1995. Rider to Lease dated as of November 1, 1994.

            10S Lease Assignment Agreement between Real Estate Properties Limited Partnership (REPL) as assignor, and the Company as assignee, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the leasehold interest of REPL in the Hawthorne, Hazel Dell and Raleigh Hills stores; and a related Real Estate Purchase and Sale Agreement between REC Resolution Co. as seller and the Company as purchaser, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the fee interest of REC Resolution Co., (an affiliate of REPL) in the Hawthorne, Hazel Dell and Raleigh Hills stores. Incorporated by reference to
                      Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

            10T Fred Meyer Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

            10U       Lease Agreement Tax Retention Operating Lease dated
                      May 5, 1995 between First Security Bank of Utah, N.A. not individually but solely as Owner Trustee under FM Trust 1995-1, as Lessor and Fred Meyer, Inc., as Lessee, Appendix A to Participation Agreement and Lease Supplements nos. 1, 2, and 3 dated as of May 3, 1995 between First Security Bank of Utah, N.A. lessor, and Fred Meyer, Inc., lessee. Incorporated by reference to
                      Exhibit 10U to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

            10V Lease Agreement Tax Retention Operating Lease dated as of December 1, 1995 between First Security Bank of Utah, N.A., not individually, but solely as Owner Trustee under the FM Trust 1995-2, as Lessor and Fred Meyer, Inc. as Lessee, and Appendix A to Participation Agreement.

            10W Settlement Agreement and Mutual Release dated as of August 10, 1995 between REPL, REC Resolution Co., and the Company and certain of its subsidiaries and restated Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL, with respect to the Gresham, Oregon store, and Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL with respect to the Clackamas, Oregon store.

            11        Computation of Earnings per Common Share.

            21        List of Subsidiaries.

            23        Consent of Deloitte & Touche LLP.

            24        Powers of Attorney.

            27        Financial Data Schedule.

---------------
* This exhibit constitutes a management contract or compensatory plan or arrangement.

     (b)    Reports on Form 8-K.
            -------------------

            No reports on Form 8-K were filed by the Company during the last quarter of the year ended February 3, 1996.

                                 SIGNATURES
                                 ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FRED MEYER, INC.


Date:  March 20, 1996            By   KENNETH THRASHER
                                      ------------------------------
                                      Kenneth Thrasher,
                                      Chief Financial Officer,
                                      Senior Vice President - Finance



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1996.


            Signature                             Title
            ---------                             -----

(1)  Principal Executive Officer


     ROBERT G. MILLER                    Chairman of the Board
------------------------------           and Chief Executive Officer
     Robert G. Miller



(2)  Principal Financial Officer


     KENNETH THRASHER                    Chief Financial Officer,
------------------------------           Senior Vice President - Finance
     Kenneth Thrasher



(3)  Principal Accounting Officer


     THOMAS R. HUGHES                    Vice President and Controller
------------------------------
     Thomas R. Hughes



(4)  Directors


*    JEROME KOHLBERG, JR.                Director
------------------------------
     Jerome Kohlberg, Jr.

*    PAUL E. RAETHER                     Director
------------------------------
     Paul E. Raether



*    SAUL A. FOX                         Director
------------------------------
     Saul A. Fox



*    MICHAEL W. MICHELSON                Director
------------------------------
     Michael W. Michelson



*    ROGER S. MEIER                      Director
------------------------------
     Roger S. Meier



*    A.M. GLEASON                        Director
------------------------------
     A.M. Gleason




*  By   KENNETH THRASHER
        -------------------------
        Kenneth Thrasher
        As Attorney in Fact

SELECTED FINANCIAL DATA (Page 1 of 3)
(1993-1996)

                                                                                             Fiscal Year Ended
                                                                            --------------------------------------------------------
                                                                             February 3,   January 28,   January 29,   January 30,
(In thousands, except per-share data and statistical information)                  1996          1995          1994          1993
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales................................................................... $3,428,664    $3,128,432    $2,979,082    $2,853,962
Gross margin................................................................    979,460       867,117       890,514/5     857,262
Operating and administrative expenses.......................................    891,033       813,721       752,408       743,022
Writedown of California assets/restructuring charge (reversal)..............         --        15,978/4          --            --
Income from operations .....................................................     88,427        37,418/4     138,106/5     114,240
Interest expense, net of interest income/1..................................     39,578        25,857        17,604        18,070
Income (loss) before income taxes...........................................     48,849        11,561/4     120,502        96,170
Provision for (benefit from) income taxes...................................     18,563         4,393/4      49,598/6      35,583
Net income (loss) before cumulative effect of accounting change
   or extraordinary item....................................................     30,286         7,168/4      70,904/5,6    60,587
Cumulative effect of accounting change......................................         --            --        (2,588)7          --
Extraordinary item..........................................................         --            --            --            --
                                                                             -------------------------------------------------------
Net income (loss)........................................................... $   30,286    $    7,168/4   $  68,316/5,6,7 $60,587
                                                                             -------------------------------------------------------
Earnings (loss) per common share:
   Net income (loss) before cumulative effect of accounting change
     or extraordinary item..................................................      $1.07          $.25/4       $2.50/5,6     $2.21
   Cumulative effect of accounting change...................................         --            --          (.09)/7         --
   Extraordinary item.......................................................         --            --            --            --
                                                                             -------------------------------------------------------
   Net income (loss)........................................................      $1.07          $.25/4       $2.41/5,6,7   $2.21
                                                                             -------------------------------------------------------
BALANCE SHEET DATA
Total assets................................................................ $1,671,592    $1,562,672    $1,326,076    $1,081,627
Capitalization:
   Long-term debt .......................................................... $  656,260    $  540,166    $  321,398    $  195,837
   Lease obligations........................................................     58,318        63,229        65,955        70,313
   Stockholders' equity.....................................................    571,234       538,620       527,686       450,128
                                                                             -------------------------------------------------------
     Total.................................................................. $1,285,812    $1,142,015    $  915,039    $  716,278
                                                                             -------------------------------------------------------
STATISTICAL INFORMATION
Percent of net sales:
   Nonfood sales............................................................       59.0%         61.7%         62.5%         63.3%
   Food sales ..............................................................       41.0%         38.3%         37.5%         36.7%
Total stores sales growth...................................................        9.6%          5.0%          4.4%          5.6%
Comparable stores sales percentage increase (decrease)......................        2.1%/2,3     (2.0)%/3       2.4%/3        3.0%/3
Long-term debt as a percent of total capitalization.........................       55.6%         52.8%         42.3%         37.2%
Net income (loss) as a percent of net sales.................................         .9%           .2%/4        2.3%/5,6,7    2.1%
Number of multidepartment and specialty stores opened during year...........          9             8             7             6
Number of multidepartment and specialty stores closed during year...........          4             4             3             5
Number of multidepartment and specialty stores operated at end of year......        136           131           127           123
Total retail square feet at end of year..................................... 14,857,000    14,194,000    13,423,000    12,646,000
Selling square feet at end of year.......................................... 10,817,000    10,490,000     9,999,000     9,471,000
Sales per selling square foot (weighted average)............................       $316          $304          $312          $304
Common shares outstanding (weighted average)................................ 28,333,000    28,625,000    28,375,000    27,446,000
------------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA (Page 2 of 3)
(1989-1992)

                                                                                               Fiscal Year Ended
                                                                             -------------------------------------------------------
                                                                             February 1,   February 2,   February 3,   January 28,
(In thousands, except per-share data and statistical information)                  1992          1991          1990          1989
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales................................................................... $2,702,721    $2,476,055    $2,284,535    $2,073,544
Gross margin................................................................    809,900       741,720       671,044       610,415
Operating and administrative expenses.......................................    726,617       674,212       620,953       544,225
Writedown of California assets/restructuring charge (reversal)..............     (8,289)/8         --        49,277/8          --
Income from operations .....................................................     91,572/9      67,508           814/11     66,190
Interest expense, net of interest income1...................................     20,577        15,974        13,947         9,291
Income (loss) before income taxes...........................................     70,995/8,9    51,534       (13,133)/11    56,899
Provision for (benefit from) income taxes...................................     25,768        17,951        (6,285)/11    20,238
Net income (loss) before cumulative effect of accounting change
  or extraordinary item.....................................................     45,227/8,9    33,583        (6,848)/11    36,661
Cumulative effect of accounting change......................................         --            --            --            --
Extraordinary item..........................................................         --            --            --            --
                                                                             -------------------------------------------------------
Net income (loss)........................................................... $   45,227/8,9 $  33,583    $   (6,848)/11 $  36,661
                                                                             -------------------------------------------------------
Earnings (loss) per common share:
   Net income (loss) before cumulative effect of accounting change
     or extraordinary item..................................................      $1.80/8,9     $1.37         $(.28)/11     $1.50
   Cumulative effect of accounting change...................................         --            --            --            --
   Extraordinary item.......................................................         --            --            --            --
                                                                             -------------------------------------------------------
   Net income (loss)........................................................      $1.80/8,9     $1.37         $(.28)/11     $1.50
                                                                             -------------------------------------------------------
BALANCE SHEET DATA
Total assets................................................................ $  974,780     $ 905,756    $  796,894     $ 686,806
Capitalization:
   Long-term debt .......................................................... $  240,968     $ 232,881    $  188,441     $   92,180
   Lease obligations........................................................     67,387        67,664        66,393         50,774
   Stockholders' equity.....................................................    335,154       285,299       251,546        258,188
                                                                             -------------------------------------------------------
     Total.................................................................. $  643,509     $ 585,844    $  506,380     $  401,142
                                                                             -------------------------------------------------------
STATISTICAL INFORMATION
Percent of net sales:
   Nonfood sales............................................................       63.7%         64.3%         66.8%         68.2%
   Food sales ..............................................................       36.3%         35.7%         33.2%         31.8%
Total stores sales growth...................................................        9.2%         11.6%/10       8.4%/10      12.2%
Comparable stores sales percentage increase (decrease)......................        4.0%/3        3.6%/3,10     4.5%/3,10     7.9%/3
Long-term debt as a percent of total capitalization.........................       47.9%         51.3%         50.3%         35.6%
Net income (loss) as a percent of net sales.................................        1.7%          1.4%          (.3)%/11      1.8%
Number of multidepartment and specialty stores opened during year...........          3             5            15            14
Number of multidepartment and specialty stores closed during year...........          3             8             2             1
Number of multidepartment and specialty stores operated at end of year......        122           122           125           112
Total retail square feet at end of year..................................... 12,679,000    12,213,000    11,743,000    10,925,000
Selling square feet at end of year..........................................  9,657,000     9,361,000     9,056,000     8,388,000
Sales per selling square foot (weighted average)............................       $283          $269          $261/10       $253
Common shares outstanding (weighted average)................................ 25,182,000    24,500,000    24,801,000    24,470,000
------------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA (Page 3 of 3)
(1986-1988)

                                                                                        Fiscal Year Ended
                                                                             ---------------------------------------
                                                                             January 30,   January 31,   February 1,
(In thousands, except per-share data and statistical information)                  1988          1987          1986
--------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales................................................................... $1,847,843    $1,688,208    $1,583,796
Gross margin................................................................    547,157       487,829       447,960
Operating and administrative expenses.......................................    485,822       430,469       397,841
Writedown of California assets/restructuring charge (reversal)..............         --            --            --
Income from operations .....................................................     61,335        57,360        50,119
Interest expense, net of interest income1...................................      7,449        11,945        17,652
Income (loss) before income taxes...........................................     53,886        45,415        32,467
Provision for (benefit from) income taxes...................................     21,850        21,350        13,000
Net income (loss) before cumulative effect of accounting change
  or extraordinary item.....................................................     32,036        24,065        19,467
Cumulative effect of accounting change......................................         --            --            --
Extraordinary item..........................................................         --        (1,530)/12        --
                                                                             ---------------------------------------
Net income (loss)........................................................... $   32,036    $   22,535    $   19,467
                                                                             ---------------------------------------
Earnings (loss) per common share:
   Net income (loss) before cumulative effect of accounting change
     or extraordinary item..................................................      $1.31         $1.15         $1.06
   Cumulative effect of accounting change...................................         --            --            --
   Extraordinary item.......................................................         --          (.07)/12        --
                                                                             ---------------------------------------
   Net income (loss)........................................................      $1.31         $1.08         $1.06
                                                                             ---------------------------------------
BALANCE SHEET DATA
Total assets................................................................ $  626,522    $  533,986    $  568,531
Capitalization:
   Long-term debt .......................................................... $   87,730    $   76,874    $  130,940
   Lease obligations........................................................     46,904        36,093        89,236
   Stockholders' equity.....................................................    221,056       186,692        98,395
                                                                             ---------------------------------------
     Total.................................................................. $  355,690    $  299,659    $  318,571
                                                                             ---------------------------------------
STATISTICAL INFORMATION
Percent of net sales:
   Nonfood sales............................................................       67.6%         66.1%         65.6%
   Food sales ..............................................................       32.4%         33.9%         34.4%
Total stores sales growth...................................................        9.5%          6.6%         11.2%/13
Comparable stores sales percentage increase (decrease)......................        6.6%/3        4.3%/3        4.1%/3,13
Long-term debt as a percent of total capitalization.........................       37.9%         37.7%         69.1%
Net income (loss) as a percent of net sales.................................        1.7%          1.3%          1.2%
Number of multidepartment and specialty stores opened during year...........          8             1             4
Number of multidepartment and specialty stores closed during year...........          2             1             1
Number of multidepartment and specialty stores operated at end of year......         99            93            93
Total retail square feet at end of year..................................... 10,494,000     9,738,000     9,536,000
Selling square feet at end of year..........................................  8,064,000     7,497,000     7,309,000
Sales per selling square foot (weighted average)............................       $239          $228          $228
Common shares outstanding (weighted average)................................ 24,403,000    20,870,000    18,355,000
---------------------------------------------------------------------------------------------------------------------

/1  Interest income was $1,060, $885, $707, $544, $517, $467, $482, $336,
    $350, $1,679, and $2,983, respectively. Excludes interest expense related to occupancy.
/2 The calculation for comparable store sales for the year ended February 3, 1996, a 53-week year, is computed by adding a 53rd week to 1994's sales base.
/3 Includes only sales of stores operating throughout each of the periods compared.
/4 In 1994, the Company recorded a pretax charge of $15,978 to writedown to their estimated net realizable value one multidepartment store and three land parcels in California. Excluding this writedown, income from operations, income before income taxes, provision for income taxes, net income and earnings per common share would be $53,396; $27,539; $10,465; $17,074; and $.60, respectively; and net income as a percent of net sales would be .6%.
/5  Includes a nonrecurring LIFO credit of $6,178.
/6 Includes $3,588 from the resolution of an IRS audit, ($2,286) related to the LIFO credit, and a 38% tax rate.
/7 Effect of adopting Statement of Financial Accounting Standards No. 109 relating to income taxes.
/8 In 1989, the Company took a pretax charge of $49,277 related to closing some of its stores and for conversion of its management information systems from Honeywell to IBM. In 1991, the Company reversed $8,289 of this charge based on a decision not to close as many stores as previously provided for.
/9 Excluding the benefit from the restructuring charge reversal of $8,289 and a charge against expenses for previously capitalized software development costs of $8,748, income from operations, net income, and earnings per common share would be $92,031; $45,516; and $1.81, respectively.
/10 Excludes 53rd week in the fiscal year ended February 3, 1990.
/11 Excluding the restructuring charge of $49,277, income from operations, income before income taxes, provision for income taxes, net income, earnings per common share, and net income as a percent of net sales would be $50,091; $36,144; $11,947; $24,197; $.98; and 1.1%, respectively.
/12 Prepayment costs of $1,530 ($.07 per share) from early extinguishment of
    17% Senior and Subordinated Notes, net of taxes.
/13 Excludes 53rd week in the fiscal year ended February 2, 1985.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion summarizes Fred Meyer, Inc.'s (the "Company") operating results for the fiscal year ended February 3, 1996 ("1995") compared with the fiscal year ended January 28, 1995 ("1994") and for 1994 compared with the fiscal year ended January 29, 1994 ("1993"). Also included are discussions of the Company's liquidity, capital resources, effect of LIFO, effect of inflation, recent accounting changes, stock data, and dividend policy. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements.

RESULTS OF OPERATIONS--
1995 COMPARED WITH 1994

Net sales for 1995 (53 weeks) increased $300,232,000, or 9.6%, over 1994 (52 weeks). This increase reflects openings of six full-size multidepartment stores, three jewelry stores in malls, and the addition of food to three previously nonfood stores, offset in part by the closure of four multidepartment stores. Comparable store sales increased 2.1% for 1995. Comparable food sales increased 6.6%, and comparable nonfood sales decreased .9%. These sales comparisons were aided by the negative impact of labor strikes on 1994 sales. Excluding store sales during the three-month period in 1994 affected by the strikes, total comparable store sales decreased .6% in 1995, with comparable food sales increasing 3.1% and comparable nonfood sales decreasing 3.0%. Comparable sales are measured on a 53-week corresponding period for both years. Food sales as a percent of net sales were 41.0% and 38.3%, respectively, for 1995 and 1994. The increase in food sales as a percent of net sales was primarily due to an increase in the number of the Company's stores that sell food.

   Gross margin as a percent of net sales was 28.6% in 1995 compared with 27.7% in 1994. Gross margins increased as a percent of sales in 1995's fourth quarter primarily due to the comparison to the reduced 1994 fourth quarter margins, which were affected by factors associated with the labor strikes and increased promotional activities. Gross margins for 1995, however, were negatively affected by slow nonfood sales, a high level of nonfood promotions, and a greater portion of sales being in food where margins are typically lower, partially offset by a lower LIFO charge and the impact of increased utilization of new flow-through distribution facilities.

   Operating and administrative expenses increased 9.5% to $891,033,000 in 1995 from $813,721,000 in 1994, and as a percent of net sales were 26.0% for both years. This comparison was prior to reflecting 1994's writedown of California assets of $15,978,000, covering one store and three land parcels.

   Net interest expense was $39,578,000 for 1995 and $25,857,000 for 1994, an increase of 53.1%. This increase primarily reflects interest on debt associated with increased capital spending, and to a lesser extent, interest on debt incurred as a result of 1994's labor disputes.

   The effective tax rate was 38.0% for both 1995 and 1994.

   Net income was $30,286,000 for 1995 and $7,168,000 for 1994. This
increase is primarily the result of the above-mentioned factors. Excluding the writedown of California assets, 1994 net income was $17,074,000.

RESULTS OF OPERATIONS--
1994 COMPARED WITH 1993

Net sales for 1994 increased $149,350,000 or 5.0% over 1993. This increase reflects openings of five full-size multidepartment stores, three jewelry stores in malls, and the addition of food to four previously nonfood stores, offset by the closure of two multidepartment stores and two specialty stores. Comparable store sales decreased 2.0% for 1994, with food comparable store sales down 3.0% and nonfood comparable store sales decreasing 1.4%. This decrease reflects the effect of an 88-day food industry strike in the greater Portland, Oregon and Vancouver, Washington area, in which the Company's stores were the only stores picketed, plus strikes at the Company's Portland area distribution center, trucking operations, dairy, and corporate office. These labor disputes were all settled early in the fourth quarter. Excluding the stores affected by the strikes, total comparable store sales increased 1.5%, with food comparable store sales up 1.7% and nonfood comparable store sales up 1.3%. Food sales as a percent of net sales were 38.3% and 37.5%, respectively, for 1994 and 1993. The increase in food sales as a percent of net sales was primarily due to an increase in the number of the Company's stores that sell food.

   Gross margin as a percent of net sales was 27.7% in 1994, compared with 29.9% in 1993. This decrease is primarily due to the impact of the strikes and high markdowns that were taken during the promotional Christmas period. 1993's gross margin was favorably affected by a one-time LIFO credit of $6,178,000.

   Operating and administrative expenses increased 8.1% to $813,721,000 in 1994 from $752,408,000 in 1993, and as a percent of net sales were 26.0% in 1994 compared with 25.3% in 1993. Expenses as a percent of sales increased in the areas of labor and fixed costs due to lower sales volumes in the stores affected by the strikes.

   The Company recognized a $15,978,000 charge to its 1994 operating results reflecting its decision to exit the California market except for its jewelry locations. The charge represents a writedown of assets to their estimated realizable value for one multidepartment store and three land parcels.

   Net interest expense was $25,857,000 for 1994 and $17,604,000 for 1993, an increase of 46.9%. This increase reflects higher interest rates and increased debt due to capital spending for accelerated growth and the strikes.

   The effective tax rate was 38.0% for 1994 and 41.2% for 1993. The effective tax rate for 1993 was 38.0% when excluding the impact of a tax settlement.

   Net income was $7,168,000 for 1994 and $68,316,000 for 1993. This
decrease is primarily the result of the above-mentioned strikes. Excluding the effect of the writedown of California assets, 1994 net income was $17,074,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded its working capital and capital expenditure needs in 1995 through internally generated cash flow, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

   Cash provided by operating activities was approximately $80,000,000 higher in 1995 than 1994. This was mainly due to an increase in net income, a decrease in income taxes paid, and an increase in depreciation. Cash provided by operating activities was $68,000,000 lower in 1994 than 1993 primarily as a result of lower net income due to the 1994 labor disputes.

   Changes in cash flows from investing and financing activities are primarily the result of the timing of borrowing and capital expenditures.

   On April 25, 1995, the Company issued an unsecured senior note in the amount of $50,000,000 to a life insurance company. The note matures on April 25, 2002 and bears interest at 7.770%. On May 17, 1995, the Company issued a $20,000,000 unsecured note due May 17, 2000, which bears interest at 6.775%.

   The Company entered into a new credit facility in 1995 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500,000,000. This agreement continues through June 30, 2000, at which time the agreement terminates and any outstanding amounts must be paid in full. In addition to this committed credit facility, the Company had $100,000,000 of uncommitted money market lines with several foreign banks and $92,000,000 of uncommitted money market lines with banks which are also in the committed credit facility. The bank lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as the development of management information systems ("MIS"). At February 3, 1996 the Company had unrated commercial paper outstanding in the amount of $283,344,000, borrowings under uncommitted borrowing facilities of $123,500,000, and a total of approximately $93,156,000 available for borrowings that would be supported by its committed credit facilities.

   In 1995, the Company entered into operating lease agreements covering existing leased stores and the construction of new stores, with costs aggregating $160,000,000. Lease payments are based on a spread over LIBOR on the utilized portion of the facility. As of February 3, 1996, $57,176,000 was utilized under the agreement. After the initial five-year noncancelable lease term, the leases may be extended by agreement of the parties or the Company may purchase the properties.

   In 1992, the Company's Board of Directors adopted a derivative policy recognizing derivative financial instruments as an integral part of its risk management system. Management periodically reviews the use of derivative transactions and market positions, including assessments of compliance with the policy.

   The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At February 3, 1996, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. The three swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625% and 7.595% on a notional principal amount of $50,000,000. These contracts expire through 1998. The three cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $50,000,000. These contracts expire through 1999. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. The Company requires an A or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

   During 1995, capital expenditures totaled $236,052,000, net of real estate financed on leases. The Company opened six new multidepartment stores and closed four multidepartment stores. Eight stores underwent major remodels, three of which included the addition of food departments to previously nonfood stores. The Company also completed construction of a food distribution center near Seattle, Washington. Other capital projects in 1995 included improvements to the main distribution center, central bakery, and dairy plants, and continuation of the Company's MIS improvement program. During 1995, the Company also began construction of five multidepartment stores scheduled to open in 1996. At least four major remodels are planned for completion in 1996, in addition to the acquisition of 23 jewelry stores. The Company believes that a combination of cash flow from operations, proceeds from sale-leasebacks, and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1996, budgeted at $118,000,000, net of estimated real estate financed on leases.

EFFECT OF LIFO

During each year, the Company estimates the LIFO adjustment for the year based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for soft goods and jewelry and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). At year-end, the Company makes the final adjustment reflecting the difference between the Company's prior quarterly estimates and actual LIFO amount for the year.

EFFECT OF INFLATION

While management believes that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. By attempting to control costs and efficiently utilize resources, the Company strives to minimize the effects of inflation on its operations.

RECENT ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement of Financial Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Adoption of these standards will not have a significant effect on the Company's financial position or results of operations.

COMMON STOCK INFORMATION

The Company's common stock is traded on the New York Stock Exchange (NYSE) under the symbol "FMY." At February 3, 1996, the Company had 1,400 shareholders of record.

   The Company has not paid dividends since its incorporation in 1981, and it is the current policy of the Board of Directors that all available cash flow be used for reinvestment in the business of the Company and for the reduction of debt.

                                       PRICE RANGES OF COMMON STOCK
                           ----------------------------------------------------
                                 1995              1994              1993
                           ---------------- ----------------- -----------------
Fiscal Quarter               High    Low       High    Low       High    Low
-------------------------------------------------------------------------------
First......................$33 3/8 $23 1/2   $42 1/2 $35 5/8   $33 7/8 $27 7/8
Second..................... 29      23 1/2    38 3/4  35        35 5/8  29 1/4
Third ..................... 26 7/8  18 5/8    37 3/8  31 1/4    37      31
Fourth..................... 23 5/8  17 3/8    35 3/4  29 1/4    38 1/2  34 1/2
-------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                            Fiscal Year Ended
                                                                                ------------------------------------------
                                                                                  February 3,    January 28,   January 29,
(In thousands, except per-share data)                                                   1996           1995          1994
--------------------------------------------------------------------------------------------------------------------------
Net Sales.......................................................................  $3,428,664     $3,128,432    $2,979,082
                                                                                ------------------------------------------
Cost of Goods Sold:
General.........................................................................   2,443,558      2,255,669     2,082,989
Related party lease (Note 3)....................................................       5,646          5,646         5,579
                                                                                ------------------------------------------
Total cost of goods sold........................................................   2,449,204      2,261,315     2,088,568
                                                                                ------------------------------------------
Gross Margin....................................................................     979,460        867,117       890,514
Operating and Administrative Expenses:
General.........................................................................     835,432        756,685       694,466
Related party leases (Notes 3 and 8)............................................      55,601         57,036        57,942
                                                                                ------------------------------------------
Total operating and administrative expenses.....................................     891,033        813,721       752,408
                                                                                ------------------------------------------
Writedown of California Assets (Note 4).........................................          --         15,978            --
                                                                                ------------------------------------------
Income From Operations..........................................................      88,427         37,418       138,106
Interest Expense, net of interest income of $1,060, $885, and $707..............      39,578         25,857        17,604
                                                                                ------------------------------------------
Income Before Income Taxes .....................................................      48,849         11,561       120,502
Provision For Income Taxes (Note 6).............................................      18,563          4,393        49,598
                                                                                ------------------------------------------
Net Income Before Cumulative Effect of Accounting Change........................      30,286          7,168        70,904
Cumulative Effect of Accounting Change (Note 6).................................          --             --        (2,588)
                                                                                ------------------------------------------
Net Income......................................................................  $   30,286     $    7,168    $   68,316
                                                                                ------------------------------------------
Earnings Per Common Share:
Net income before cumulative effect of accounting change........................       $1.07           $.25          $2.50
Cumulative effect of accounting change..........................................          --             --           (.09)
                                                                                ------------------------------------------
Net Income......................................................................       $1.07           $.25          $2.41
                                                                                ------------------------------------------
Weighted Average Number of Common Shares Outstanding ...........................      28,333         28,625         28,375
--------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                            February 3,   January 28,
(In thousands)                                                                          1996          1995
------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents.......................................................  $   41,849    $   34,868
Receivables.....................................................................      24,683        20,025
Inventories.....................................................................     520,555       514,473
Prepaid expenses and other......................................................      23,680        42,092
Income taxes receivable.........................................................          --        15,021
Current portion of deferred taxes (Note 6)......................................      22,046        15,116
                                                                                ----------------------------
Total current assets............................................................     632,813       641,595
                                                                                ----------------------------
Property and Equipment:
Buildings, fixtures and equipment...............................................   1,366,511     1,164,953
Property held under capital leases (Note 8).....................................      17,523        18,209
Land............................................................................     160,657       159,393
                                                                                ----------------------------
Total property and equipment ...................................................   1,544,691     1,342,555
Less accumulated depreciation and amortization .................................     530,543       446,116
                                                                                ----------------------------
Property and equipment--net ....................................................   1,014,148       896,439
                                                                                ----------------------------
Other Assets:
Goodwill--net...................................................................       4,907         5,215
Other...........................................................................      19,724        19,423
                                                                                ----------------------------
Total other assets..............................................................      24,631        24,638
                                                                                ----------------------------
Total assets....................................................................  $1,671,592    $1,562,672
------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY                                              February 3,    January 28,
(In thousands)                                                                          1996           1995
------------------------------------------------------------------------------------------------------------
Current Liabilities:
Outstanding checks..............................................................  $   63,177     $   81,341
Accounts payable................................................................     193,896        230,703
Current portion of long-term debt and lease obligations (Notes 5 and 8).........       1,468          1,623
Income taxes payable............................................................       4,857             --
Accrued expenses:
   Compensation.................................................................      48,743         43,119
   Insurance and other..........................................................      37,590         35,295
                                                                                ----------------------------
Total current liabilities.......................................................     349,731        392,081
                                                                                ----------------------------
Long-term Debt (Note 5).........................................................     656,260        540,166
                                                                                ----------------------------
Capital Lease Obligations (Note 8)..............................................      13,298         13,823
                                                                                ----------------------------
Deferred Lease Transactions (Note 8)............................................      42,271         45,655
                                                                                ----------------------------
Deferred Income Taxes (Note 6)..................................................      30,814         22,258
                                                                                ----------------------------
Other Long-term Liabilities (Notes 8 and 10)....................................       7,984         10,069
                                                                                ----------------------------
Commitments and Contingencies (Notes 8 and 12)..................................
                                                                                ----------------------------
Stockholders' Equity (Note 7):
Preferred stock, $.01 par value (authorized, 5,000 shares; outstanding, none)...          --             --
Common stock, $.01 par value (authorized, 100,000 shares; issued,
   1995--26,995 shares, and 1994--26,858 shares; outstanding,
   1995--26,705 shares, and 1994--26,568 shares)................................         270            268
Additional paid-in capital......................................................     199,363        197,087
Treasury stock--290 shares; and other...........................................      (3,976)        (4,026)
Retained earnings...............................................................     375,577        345,291
                                                                                ----------------------------
Total stockholders' equity......................................................     571,234        538,620
                                                                                ----------------------------
Total liabilities and stockholders' equity......................................  $1,671,592     $1,562,672
------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                           Fiscal Year Ended
                                                                                ----------------------------------------
                                                                                 February 3,   January 28,   January 29,
(In thousands)                                                                         1996          1995          1994
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income .....................................................................  $  30,286     $   7,168     $  68,316
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization of property and equipment......................    107,077        89,474        70,547
   Writedown of California assets...............................................         --        15,978            --
   Deferred lease transactions..................................................     (3,384)       (2,599)        3,469
   Deferred income taxes........................................................      1,626        (3,526)       (5,708)
   Other liabilities............................................................     (2,085)         (347)          721
   Inventories..................................................................     (6,082)      (37,358)      (51,490)
   Other current assets.........................................................     13,705         1,552            71
   Accounts payable and accrued expenses........................................    (28,890)       11,613        37,124
   Income taxes.................................................................     19,878       (33,681)        3,242
   Other........................................................................        921         1,766        (8,164)
                                                                                ----------------------------------------
Net cash provided by operating activities.......................................    133,052        50,040       118,128
                                                                                ----------------------------------------
Cash Flows from Financing Activities:
Issuance of common stock - net..................................................      2,278         3,369         8,647
Collection of notes receivable..................................................        515           364           264
Increase in notes receivable ...................................................     (2,391)         (213)       (1,402)
(Decrease)/increase in outstanding checks.......................................    (18,162)        8,968         1,962
Long-term financing:
   Borrowings...................................................................    158,529       258,871       126,310
   Repayments...................................................................    (42,681)      (40,093)       (1,015)
                                                                                ----------------------------------------
Net cash provided by financing activities.......................................     98,088       231,266       134,766
                                                                                ----------------------------------------
Cash Flows from Investing Activities:
Net sales (purchases) of investment securities..................................      1,110          (935)       (1,745)
Purchases of property and equipment.............................................   (236,052)     (284,193)     (253,920)
Proceeds from sale of property and equipment....................................     10,783         4,636         4,941
                                                                                ----------------------------------------
Net cash used for investing activities..........................................   (224,159)     (280,492)     (250,724)
                                                                                ----------------------------------------
Net Increase in Cash and Cash Equivalents for the Year..........................      6,981           814         2,170
Cash and Cash Equivalents, Beginning of Year....................................     34,868        34,054        31,884
                                                                                ----------------------------------------
Cash and Cash Equivalents, End of Year..........................................  $  41,849     $  34,868     $  34,054
                                                                                ----------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the year for:
   Interest (including interest capitalized of $3,629, $2,520, and $1,689)......  $  45,228     $  31,022     $  17,984
   Income taxes.................................................................     (3,256)       40,757        53,197
------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES
IN CONSOLIDATED STOCKHOLDERS' EQUITY

                                                              Common Stock
                                                           ------------------
                                                                              Additional    Treasury
                                                           Number of             Paid-in       Stock   Retained
(In thousands)                                                Shares   Amount    Capital   and Other   Earnings      Total
---------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1993..................................   25,572     $259   $185,080    $(5,018)   $269,807   $450,128
Issuance of common stock:
   Stock options exercised ................................      843        8      7,185         --          --      7,193
   Tax benefits from stock options.........................       --       --      1,454         --          --      1,454
   Amortization of unearned compensation...................       --       --         --        595          --        595
Net income.................................................       --       --         --         --      68,316     68,316
                                                           ----------------------------------------------------------------
Balance, January 29, 1994..................................   26,415      267    193,719     (4,423)    338,123    527,686
Issuance of common stock:
   Stock options exercised ................................      153        1      2,611         --          --      2,612
   Tax benefits from stock options.........................       --       --        757         --          --        757
   Amortization of unearned compensation...................       --       --         --        397          --        397
Net income.................................................       --       --         --         --       7,168      7,168
                                                           ----------------------------------------------------------------
Balance, January 28, 1995..................................   26,568      268    197,087     (4,026)    345,291    538,620
Issuance of common stock:
   Stock options exercised ................................      137        2      2,016         --          --      2,018
   Tax benefits from stock options.........................       --       --        260         --          --        260
   Amortization of unearned compensation...................       --       --         --         50          --         50
Net income.................................................       --       --         --         --      30,286     30,286
                                                           ----------------------------------------------------------------
Balance, February 3, 1996..................................   26,705     $270   $199,363    $(3,976)   $375,577   $571,234
---------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Fred Meyer, Inc., a Delaware corporation, and its subsidiaries (the "Company") operate a chain of 136 retail stores offering a wide range of food, products for the home, apparel, fine jewelry, and home improvement items, with emphasis on necessities and items of everyday use. The stores are located in Oregon, Washington, Utah, Alaska, Idaho, northern California, and Montana, and consist of 102 free-standing, multidepartment stores (94 with food departments) and 34 specialty stores (including 29 jewelry stores in malls.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1995, 1994, and 1993 ended on February 3, 1996, January 28, 1995, and January 29, 1994, respectively. Fiscal years 1994 and 1993 were 52 weeks, while fiscal year 1995 was 53 weeks.

   Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Business Segment--The Company's operations consist of one segment, retail sales.

Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Receivables--Receivables are reported net of allowances for potential uncollected accounts of $1,294,000 and $1,255,000 at February 3, 1996 and January 28, 1995, respectively.

Inventories--Inventories consist principally of items held for sale in its retail operations and substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out method, which approximates replacement cost, had been used in determining inventory values, they would have been $53,940,000 and $54,876,000 higher at February 3, 1996 and January 28, 1995, respectively.

Property and Equipment--Property and equipment is stated at cost. Depreciation on buildings and equipment is provided using the straight-line method over the estimated useful lives of the related assets of three to 31 years. Amortization of property under capital leases is provided using the straight-line method over the remaining related lease terms of 16 to 40 years.

Goodwill--Goodwill is being amortized on a straight-line basis over 30 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows. Accumulated amortization was $4,352,000 and $4,044,000 at February 3, 1996 and January 28, 1995, respectively.

Investment Securities--As of January 28, 1995, the Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At February 3, 1996, the carrying value of all debt and equity securities approximated their aggregate fair value. Debt securities are classified as held to maturity and are included in Other Assets. Equity securities are classified as trading securities and are included in Cash and Cash Equivalents.

Outstanding Checks--Checks that have not yet cleared the bank and that are issued against bank accounts with a zero bank balance are included in current liabilities.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Pre-opening Costs--All noncapital expenditures incurred in connection with the opening of new or acquired stores and other facilities or the remodeling of existing stores are expensed as incurred.

Income Taxes--Deferred income taxes are provided for those items included in the determination of income or loss in different periods for financial reporting and income tax purposes. Targeted jobs and other tax credits are recognized in the year realized.

   Effective January 31, 1993, the Company adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Accordingly, the Company changed its method of accounting for income taxes from the deferred method used in prior years to the method prescribed by SFAS No. 109. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities (see
Note 6).

Earnings Per Common Share--Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options using the treasury stock method.

Reclassifications--Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications have no effect on reported net income.

Recent Accounting Changes--The Financial Accounting Standards Board has issued Statement of Financial Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Adoption of these standards will not have a significant effect on the Company's financial position or results of operations.

3. RELATED-PARTY TRANSACTIONS

The Company leases or subleases store locations and other properties from entities which have certain common ownership with the Company. At February 3, 1996, 21 store locations were leased under operating leases, including one store which was closed in a prior year. Payments under these leases and those terminated during the year were $18,577,000, $19,734,000, and $21,290,000 in 1995, 1994, and 1993, respectively. The Company also leases 35 store locations and a distribution center from an institutional investor, which is a major beneficial shareholder of the Company's stock. One of these stores was closed in a prior year. Rents paid to this shareholder on these properties was $46,070,000, in each of the years 1995 and 1994, and $39,573,000 in 1993.

   Total rents included in operating and administrative expenses for locations leased or subleased from related parties were based on the average rental paid during the primary term of the leases. Rents associated with the Company's main distribution center and central bakery are included in cost of goods sold.

   In 1995, the Company offered interest-free loans of up to $100,000 each to 19 executives for the purpose of acquiring common stock of the Company. Repayment of these loans is required by June 1998 or upon termination of employment or sale of stock. At February 3, 1996, loans under this program amounted to $1,839,000.

4. WRITEDOWN OF CALIFORNIA ASSETS

During 1994, the Company incurred a charge of $15,978,000 ($9,906,000 after a deferred tax benefit of $6,072,000) related to the writedown of certain assets and other costs associated with the Company's decision to exit the northern California market except for mall jewelry locations.

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                       1995          1994
------------------------------------------------------------------------------------------
Commercial paper with maturities through July 1996,
   classified as long-term, interest rates of 5.44%
   to 6.11% at February 3, 1996...............................     $283,344      $324,921
Uncommitted bank borrowings, due February 5, 1996,
   through March 1, 1996, classified as long-term,
   interest rates of 5.40% to 5.55% at February 3,
   1996.......................................................      123,500        35,000
Long-term notes secured by trust deeds, due through
   2011, fixed interest rates from 9.00% to 9.52%.............       42,536        43,298
Long-term notes, unsecured:
   Due 1997 through 1998, interest rate is periodically
     reset, 6.07% at February 3,1996, paid quarterly..........       70,000        70,000
   Due 1996, fixed interest rate of 7.74%, paid quarterly.....       10,000        10,000
   Due 2000, fixed interest rate of 6.775%, paid quarterly....       20,000            --
Senior notes, unsecured, due 1999 through 2007, fixed
   interest rates from 7.25% to 7.98%.........................      107,500        57,500
Other.........................................................          159           197
                                                              ----------------------------
Total.........................................................      657,039       540,916
Less current portion..........................................         (779)         (750)
                                                              ----------------------------
Total.........................................................     $656,260      $540,166
------------------------------------------------------------------------------------------

   The Company has the ability to support commercial paper, uncommitted bank borrowings, and other debt on a long-term basis through its Credit Agreement and therefore, based upon management's intent, has classified these borrowings, which total $416,844,000 at February 3, 1996, as long-term debt.

   On October 30, 1995, the Company entered into a new expanded Credit Agreement with Bank of America as agent and Bank of Nova Scotia as co-agent, which provides for, among other things: (1) a revolving credit commitment of $500,000,000 with payment of the unpaid balance at June 30, 2000; (2) interest at a spread over LIBOR on such borrowings or various other pricing options; and (3) a facility fee of .15% of the amount of the commitment. The Agreement requires the maintenance of specified ratios and restricts the amounts of cash dividends paid. At February 3, 1996, $12,100,000 of retained earnings was available for payment of dividends or repurchase of Company stock in the following year, based on 40% of net income for the year ended February 3, 1996 or the cumulative amount of $70,000,000 for stock repurchases made during the two-year period from June 15, 1995 through and including June 14, 1997.

   The Company has established uncommitted lines of credit with foreign banks for $100,000,000 and has uncommitted bid lines of credit with certain banks within its committed bank group for $92,000,000. These lines, which generally have terms of one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the 1995 Credit Agreement. The Company has unrated commercial paper programs with maturities ranging up to 270 days in amounts up to a maximum of $455,000,000. The Company also has available letters of credit lines for $32,500,000, of which $12,166,000 had been issued at February 3, 1996.

   The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At February 3, 1996, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. The three swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625% and 7.595% on a notional principal amount of $50,000,000. These contracts expire through 1998. The cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $50,000,000. These contracts expire through 1999. Gains and losses on these swaps and caps are amortized over the life of the instruments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements. The Company requires an A or better rating of the counterparties and accordingly does not anticipate nonperformance by the counterparties.

   Annual estimated long-term debt maturities for the five fiscal years subsequent to February 3, 1996 are: 1996, $779,000; 1997, $11,312,000;
1998, $60,440,000; 1999, $8,528,000; 2000, $438,059,000; and thereafter,
$137,921,000.

6. INCOME TAXES

The provision for income taxes includes the following (in thousands):

                                               1995      1994       1993
-------------------------------------------------------------------------
Current...................................  $16,937    $7,919    $57,894
Deferred..................................    1,626    (3,526)    (8,296)
                                            -----------------------------
Total.....................................  $18,563    $4,393    $49,598
-------------------------------------------------------------------------

   A reconciliation between the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

                                                           1995       1994       1993
--------------------------------------------------------------------------------------
Federal income taxes at the statutory rate...........   $17,097     $4,046    $42,176
Settlement of certain IRS audits.....................        --         --      3,588
Deferred income taxes increase in statutory rate.....        --         --        219
State income taxes ..................................     1,466        347      3,615
                                                       -------------------------------
Provision for income taxes...........................   $18,563     $4,393    $49,598
--------------------------------------------------------------------------------------

   As a result of the adoption of SFAS 109, 1993 consolidated net income was decreased by $2,588,000 (see Note 2).

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 1996 and January 28, 1995 were as follows (in thousands):

                                                    1995       1994
--------------------------------------------------------------------
Deferred tax assets:
  Capitalized inventory costs.................. $  7,150   $  6,851
  Accrued expenses.............................   20,369     19,328
  Restructuring related charges................    5,124      9,481
  Deferred lease transactions..................   16,063     17,349
  AMT credit...................................    1,201      5,110
  Other........................................    8,857      7,864
                                               ---------------------
   Total deferred tax assets...................   58,764     65,983
                                               ---------------------
Deferred tax liabilities:
  Accumulated depreciation.....................   54,170     50,502
  Prepaid expenses.............................    5,918     12,212
  LIFO inventory...............................    7,444     10,411
                                               ---------------------
   Total deferred tax liabilities..............   67,532     73,125
                                               ---------------------
Net deferred income taxes...................... $  8,768   $  7,142

Current deferred income taxes--asset ...........$(22,046)  $(15,116)
Noncurrent deferred income taxes--liability.....  30,814     22,258
                                                --------------------
Net deferred income taxes...................... $  8,768   $  7,142
--------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY

Stock Incentive Plans--At February 3, 1996, 4,236,327 shares of common stock were reserved for issuance to employees, including officers and directors, and nonemployee agents, consultants, and advisors, under stock incentive plans. These plans provide for the granting of incentive stock options, nonqualified stock options, stock bonuses, stock appreciation rights, cash bonus rights, and performance units.

   Under the terms of the plans, the option price is determined by the Board of Directors at the time the option is granted. The option price for incentive stock options cannot be less than the fair value of the Company's stock on the day prior to the date of grant. Nonqualified stock options may not be granted at less than 50% of the fair value on the day prior to the date of grant.

Stock Options--Activity under the plans was as follows (in thousands, except per share data):

                                                     Option Price
                                           (Market Price at Date of Grant)
-----------------------------------------------------------------------------
                                        Shares          Per Share      Total
-----------------------------------------------------------------------------
Shares under option:
   Balance, January 29, 1994...........  2,153     $12.125-36.750     50,651
     Options granted ..................    404      29.625-41.250     14,629
     Options exercised.................   (153)     12.125-32.750     (2,612)
     Options cancelled.................    (46)     14.250-41.250     (1,611)
-----------------------------------------------------------------------------
   Balance, January 28, 1995...........  2,358      12.125-41.250     61,057
     Options granted ..................    457      21.500-26.000     11,181
     Options exercised.................   (137)     12.125-24.750     (2,018)
     Options cancelled.................   (121)     12.125-41.250     (3,929)
-----------------------------------------------------------------------------
   Balance, February 3, 1996...........  2,557      12.125-41.250    $66,291
-----------------------------------------------------------------------------
Shares exercisable, February 3, 1996...  1,261      12.125-41.250
Shares available for option:
   January 28, 1995....................     15
   February 3, 1996....................  1,679
-----------------------------------------------------------------------------

The Company issued a replacement grant election program in 1996 that allows stock option holders with options granted at more than $26.00 per share to reset the price at $26.00, on up to 984,000 options that were previously granted at prices ranging from $27.25 to $41.25. For those electing to reset their option price to $26.00, the vesting period will start over.

Other Option--The Company's principal stockholder, FMI Associates, holds an option, which expires in 1996, for the purchase of 1,566,441 shares with an aggregate value of $5,080,349.

Management Bonus--In 1992, the Company awarded a stock bonus to a corporate officer for 5,000 shares totaling $124,000. Shares vest annually over five years.

Nonemployee Directors Stock Compensation Plan--In 1992, the Company purchased 4,016 shares of its common stock at market prices for the benefit of two of its nonemployee directors in lieu of a portion of current and future board of director fee payments. The shares total $125,000 and vest annually over five years.

8. LEASES

The Company leases or subleases a substantial portion of the real property used in its operations.

   In 1986, the leases and subleases for a distribution center, 71 store locations, and certain other properties were amended and restated to provide, among other things, an initial lease term of 20 years for 36 locations (with cash rents of $38,476,000 for the first seven years and $46,070,000 for the remaining 13 years). The average rent over the primary lease term is charged to rent expense.

   As a result of the above transaction: (1) five previously capitalized leases qualified as operating leases, resulting in a decrease in property held under capital leases and capital lease obligations of $53,678,000 and $72,160,000 respectively, with the resulting $18,482,000 gain deferred and amortized over the 20-year lease period; and (2) the difference between the amount of the cash rent paid and the expense charged to operations on the 36 locations described above is included in deferred lease transactions.

   In 1992, the Company amended leases for nine store locations, with cash rent escalating over the term of the leases. The difference between cash rent paid and the expense charged to operations is included in deferred lease transactions. The average rent over the primary lease term, which is lower than the prior rents paid, is charged to rent expense.

   At February 3, 1996, deferred lease transactions consisted of $9,932,000 unamortized gain on capital leases, $31,566,000 of excess of rent expense over cash rents for the aforementioned leases, and unamortized deferred gain on a sale-leaseback transaction of $773,000.

   In 1995, the Company entered into operating lease agreements covering existing leased stores and the construction of new stores, with costs aggregating $160,000,000. Lease payments are based on a spread over LIBOR on the utilized portion of the facility. As of February 3, 1996, $57,867,000 was utilized under the agreement. After the initial five-year noncancelable lease term, the leases may be extended by agreement of the parties or the Company may purchase the properties.

   The lease terms of certain operating leases require the payment of executory costs such as property taxes, utilities, insurance, and maintenance. Certain leases provide for percentage rents. Portions of the properties are subleased to others for periods of from one to 20 years.

   At February 3, 1996, minimum rentals under noncancelable leases for future fiscal years were (in thousands):


                             Operating  Capitalized       Less         Net
Fiscal Year                     Leases       Leases  Subleases     Rentals
--------------------------------------------------------------------------
1996........................  $ 80,070      $ 1,563    $ 9,485    $ 72,148
1997........................    80,212        1,603      8,550      73,265
1998........................    79,286        1,725      7,532      73,479
1999........................    78,011        1,725      6,503      73,233
2000........................    76,093        1,725      5,014      72,804
2001 and thereafter.........   554,669       26,560     18,462     562,767
                              --------------------------------------------
Total.......................  $948,341      $34,901    $55,546    $927,696
                              --------------------------------------------
Less imputed interest.......                (23,943)
                                            --------
Present value of minimum
   rental payments..........                 10,958

Less current portion........                    (90)
                                            --------
Capitalized lease obligations               $10,868
--------------------------------------------------------------------------

   As of February 3, 1996, the leases for seven store locations and certain equipment were accounted for as capital leases. The amounts representing interest expense on these capital lease obligations were included in oper-ating and administrative expenses and were $1,701,000, $1,848,000, and $2,112,000 in 1995, 1994, and 1993, respectively.

   Accumulated amortization of property under capital leases was $6,556,000 and $6,098,000, at February 3, 1996 and January 28, 1995, respectively.

   Rent expense under operating leases including executory costs, and payments under capital leases were as follows (in thousands):

                                             1995        1994         1993
---------------------------------------------------------------------------
Gross rent expense.....................  $100,986    $101,163     $104,892
Rent income from subleases.............   (13,941)    (12,803)     (11,582)
                                         ----------------------------------
Net rent expense.......................    87,045      88,360       93,310
Payments under capital leases .........     1,807       1,947        2,178
                                         ----------------------------------
Total..................................  $ 88,852    $ 90,307     $ 95,488
---------------------------------------------------------------------------

   Included in gross rent expense for 1995, 1994, and 1993 were contingent rents of $1,264,000, $1,421,000, and $1,650,000, respectively.

   In 1989, the Company incurred a restructuring charge in connection with management's decision to replace or close certain stores and to convert the Company's MIS hardware from Honeywell to IBM. The decision to close certain stores was subsequently reassessed by management, and in 1991 revisions were made to the amounts accrued. At February 3, 1996, included in other long-term liabilities, were future net rentals under noncancelable leases for closed stores as follows (in thousands):

                                                           Less
                                                      Estimated    Estimated
                                                     Subleases/          Net
Fiscal Year                                Leases     Discounts      Rentals
----------------------------------------------------------------------------
1996..................................    $ 1,325       $   726      $   599
1997..................................      1,248           768          480
1998..................................      1,251           831          420
1999..................................      1,254           835          419
2000..................................      1,257           809          448
2001 and thereafter...................      8,664         6,824        1,840
                                          ----------------------------------
Total.................................    $14,999       $10,793      $ 4,206
----------------------------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS

Employees' Profit-sharing Plan--Profit-sharing contributions under this Plan, which covers the Company's nonunion employees, are made to a trust fund held by a third-party trustee. Contributions are based on the Company's pretax income, as defined, at rates determined by the Board of Directors and are not to exceed amounts deductible under applicable provisions of the Internal Revenue Code. In 1994, the Company added a 1% basic contribution to all eligible employees' accounts each year subject to normal plan vesting. The Company expensed $6,438,000, $5,891,000, and $3,944,000 in 1995, 1994, and 1993, respectively for these contributions.

Multiemployer Pension Plan--The Company contributes to multiemployer pension plan trusts at specified rates in accordance with collective bargaining agreements. Contributions to the trusts were $9,938,000, $8,498,000, and $9,667,000 in 1995, 1994, and 1993, respectively. The
Company's relative positions in these plans with respect to the actuarial present value of the accumulated benefit obligation and the projected benefit obligation, net assets available for benefits, and the assumed rates of return used by the plans are not determinable.

Employee Stock Purchase Plan--The Company has a noncontributory employee stock purchase plan. The plan allows employees to purchase stock in the Company via payroll deductions. The Company pays all brokerage fees associated with the purchase of the stock. The plan is available to all employees over age 18 who have completed six months of continuous employment with the Company.

Supplemental Retirement Program--The Company has a supplemental retirement program for senior management, selected vice presidents, and selected key individuals. Program provisions are as follows:

   SENIOR MANAGEMENT--The plan is funded with life insurance contracts on the lives of the participants. The Company is the owner of the contracts and makes annual contributions of $25,000 per participant. Total contributions were $350,000 in 1995, and $325,000 in each of 1994 and 1993. Retirement age under the plan is normally 62 with an alternative age of 65, at which point the Company will make 15 annual benefit payments to the executive.

   SELECTED VICE PRESIDENTS AND SELECTED KEY INDIVIDUALS--The Company will contribute annually a percentage of each participant's gross salary. The plan is funded with life insurance contracts on participants age 54 and younger and variable annuity contracts for participants age 55 and older. Each participant is the owner of his/her respective contract.

10. OTHER POSTRETIREMENT BENEFITS

For employees who qualified prior to January 1, 1994, the Company sponsored a retiree health plan for postretirement health care coverage with eligibility requirements and benefits varying by region of the Company.

   Under this plan, the Company contributes 100% of the premiums of the basic plan for retired salaried employees qualifying under eligibility requirements which specify minimum age and years of continuous service at age 60 with 25 years of service, age 62 with 20 years of service, and age 65 with 15 years of service.

   For retired salaried and hourly employees between the ages of 62 to 65 years and having completed minimum continuous service of 15 years, the retiree pays premiums at current employee rates.

   As of January 1, 1994, the Company changed the eligibility requirements and benefits available under the retiree health plan. For all salaried and non-union hourly employees in all regions who retire after January 1, 1994, eligibility requirements changed to a minimum of 60 years of age with 10 years of continuous service. Under the revised plan, the retiree pays premiums at current employee rates.

   The following table sets forth the plan's funded status, reconciled with the amount shown in the Company's balance sheet:

                                                  February 3, 1996    January 28, 1995
---------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Current retirees...............................     $ 1,326,363         $ 1,231,478
   Fully eligible plan participants...............         912,301             656,973
   Other active plan participants.................       3,312,008           2,331,405
                                                       --------------------------------
Accumulated postretirement benefit obligation
   in excess of plan assets.......................       5,550,672           4,219,856
Unrecognized transition obligation,
   transition date 1/31/93 and 2/1/92.............      (1,336,565)         (1,420,100)
Unrecognized prior service cost...................        (324,484)           (366,138)
Unrecognized net gain/(loss)......................        (211,209)            657,774
                                                       --------------------------------
   Accrued postretirement benefit cost............     $ 3,678,414         $ 3,091,392
                                                       --------------------------------
Weighted average discount rate ...................             7.5%                8.0%
                                                       --------------------------------

Net periodic postretirement benefit cost
  included the following components:
     Service cost--benefits attributed to service
       during the period .........................     $   283,651         $   353,305
     Interest cost on accumulated postretirement
       benefit obligation.........................         332,045             372,483
     Amortization of transition obligation
       over 20 years..............................         125,189             125,189
     Amortization of unrecognized (gain) loss              (19,092)             27,897
                                                       --------------------------------
Net periodic postretirement benefit cost               $   721,793         $   878,874
---------------------------------------------------------------------------------------

   The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were as follows:

   UNDER MEDICARE RETIREMENT AGE--6% for two years, then grading down to 4.5% by the year 2000, and

   MEDICARE RETIREMENT AGE AND OVER--5% for two years, then grading down to 4.5% in 1998.

   The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of February 3, 1996 and January 28, 1995 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995 and 1994 as follows:

                                                                    1995        1994
-------------------------------------------------------------------------------------
Increase in accumulated postretirement benefit obligation.....  $989,563    $707,931
Increase in service and interest costs........................   121,270     154,060
-------------------------------------------------------------------------------------

11. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies as shown below. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could actually realize.

   Management is not aware of any factors that would significantly change the estimated fair value amounts shown below. A comprehensive revaluation for purposes of these financial statements has not been performed since February 3, 1996, and current estimates of fair value may differ from the amounts presented herein. The Company is not subjected to a concentration of credit risk.

   The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                       February 3, 1996
                                                   -----------------------
                                                    Carrying     Estimated
                                                      Amount    Fair Value
--------------------------------------------------------------------------
Financial assets:
   Cash and cash equivalents.....................   $ 41,849      $ 41,849
   Receivables...................................     24,683        24,683
   Prepaid expenses and other....................     23,680        23,680
   Other long-term assets........................     19,724        19,900
Financial liabilities:
   Outstanding checks............................     63,177        63,177
   Accounts payable..............................    193,896       193,896
   Long-term debt and interest rate agreements...    656,260       674,804
--------------------------------------------------------------------------

Cash and Cash Equivalents, Receivables, Prepaid Expenses and Other--The carrying amounts of these items are a reasonable estimate of their fair value.

Other Long-term Assets--The fair value of debt and equity investments (primarily municipal securities) is estimated using quoted market prices.

Outstanding Checks and Accounts Payable--The carrying amounts of these items are a reasonable estimate of their fair value.

Long-term Debt and Interest Rate Agreements--The fair value of notes, mortgages, and real estate assessments payable is estimated by discounting expected future cash flows. The discount rate used is the rate currently available to the Company for issuance of debt with similar terms and remaining maturities. For commercial paper and bid lines of credit under the revolving credit agreement (see Note 5), the carrying amounts are a reasonable estimate of their fair value.

   The fair value of interest rate swap and cap agreements is the estimated amount at which they could be settled. At February 3, 1996, the Company could settle the swap agreements at a loss of $1,037,900, and cap agreements at a gain of $311,700.

12. COMMITMENTS AND CONTINGENCIES

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

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              1995 Fiscal Quarters                   1994 Fiscal Quarters
                                                   ----------------------------------------  ---------------------------------------
(In thousands, except per-share data)                Fourth      Third    Second     First    Fourth      Third     Second     First
------------------------------------------------------------------------------------------------------------------------------------
Net sales......................................... $966,134   $750,042  $775,809  $936,679  $831,997   $626,804   $737,284  $932,347
Gross margin......................................  282,712/1  208,818   221,890   266,040   220,793/2  152,643    222,018   271,663
Income (loss) from operations.....................   41,676/1    5,393    25,233    16,125    21,037/2  (52,197)/3  36,386    32,192
Net income (loss).................................   18,839/1   (2,309)   10,673     3,083     8,568/2  (36,579)/3  19,193    15,986
Earnings (loss) per common share..................     $.67/1    $(.08)     $.37      $.11      $.30/2  $(1.28)/3     $.67      $.56
Weighted average number of shares outstanding.....   28,199     28,254    28,369    28,465    28,510     28,556     28,676    28,725
------------------------------------------------------------------------------------------------------------------------------------

/1 The LIFO adjustment in the fourth quarter of 1995 increased gross margin and income from operations by $6,737; net income by $4,177; and earnings per common share by $.15.
/2 The LIFO adjustment in the fourth quarter of 1994 increased gross margin and income from operations by $2,549; net income by $1,580; and earnings per common share by $.06.
/3 The writedown of California assets in the third quarter of 1994 decreased income from operations by $15,978; net income by $9,906; and earnings per common share by $.35.

MANAGEMENT'S REPORT ON
RESPONSIBILITY FOR FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The management of Fred Meyer, Inc. has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

   The Company's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

   Management has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The internal control structure provides for the appropriate division of responsibility, which is monitored for compliance.

   The Company maintains an internal auditing program that assesses the effectiveness of the internal control structure and recommends improvements.

   Deloitte & Touche LLP also considered the internal control structure in connection with its audit. Management has considered the internal auditors' and Deloitte & Touche LLP's recommendations concerning the Company's internal control structure and has taken the appropriate actions to respond to these recommendations.

   The Company's principles of business conduct address, among other things, potential conflicts of interests and compliance with laws, including those relating to financial disclosure and the confidentiality of proprietary information.

   The Board of Directors pursues its responsibility for the quality of the Company's financial reporting primarily through its Audit Committee, which is comprised of outside directors. The Audit Committee meets approximately three times a year with management, the corporate internal audit manager, and the independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and accounting and financial reporting. The corporate internal audit manager and independent auditors have unrestricted access to the Audit Committee.

KENNETH THRASHER

Kenneth Thrasher
Senior Vice President, Finance and Chief Financial Officer




INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Shareholders and Board of Directors of Fred Meyer, Inc.:

We have audited the accompanying consolidated balance sheets of Fred Meyer, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the related statements of consolidated operations, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three fiscal years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fred Meyer, Inc. and subsidiaries at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.

   As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the fiscal year ended January 29, 1994.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon

March 11, 1996

                               EXHIBIT INDEX

                                                                    Sequential
Exhibit                                                                Page
Number                                                                Number
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

4A Specimen Stock Certificate. Incorporated by reference to Exhibit 4C to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

4B Credit Agreement dated as of June 30, 1994, among Fred Meyer, Inc., various banks named therein, and Bank of America as Agent. Incorporated by reference to Exhibit 4B to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

4C Term Promissory Notes in an original aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein. Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration
             No. 33-67670.

4D Note agreement dated as of June 1, 1994, in an original aggregate principal amount of $57,500,000, among Fred Meyer, Inc., and various life insurance companies. Incorporated by reference to Exhibit 4D to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

4E Credit Agreement dated as of March 6, 1995, among Fred Meyer, Inc., various financial institutions named therein, and The Bank of Nova Scotia as Agent.
             Incorporated by reference to Exhibit 4E to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

4F Amended and Restated Credit Agreement dated as of October 30, 1995 among Fred Meyer, Inc., Various Financial Institutions, Bank of America National Trust
             & Savings Association, as Agent, and the Bank of Nova Scotia as co-Agent; arranged by BA Securities, Inc. Incorporated by reference to Exhibit 4F to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

4G Note Agreement, dated April 25, 1995, in an original aggregate principal amount of $50,000,000, among Fred Meyer, Inc., and The Prudential Insurance Company of America and Pruco Life Insurance Company. Incorporated by reference to Exhibit 4G to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 0-15023).

*10A-1       Fred Meyer, Inc. 1983 Stock Option Plan, as amended.
             Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).


*10A-2       Amended Fred Meyer, Inc. 1990 Stock Incentive Plan.
             Incorporated by reference to Exhibit 22 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             August 12, 1995 (File No. 0-15023).

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

*10G         Employment Agreement between Fred Meyer, Inc. and Robert
             G. Miller, as amended by Amendment No. 1. Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

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

10J Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to
             Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard provisions. Incorporated by reference to Exhibit 10J to the Company's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.
             Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994. Incorporated by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

10K Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Fred Meyer, Inc., Lesseefor the Stadium Parking Lot. Incorporated by reference to Exhibit 10J(6) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

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

10Q Lease Cancellation Agreement between the Company and Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

10R Lease for Swan Island Parking Lot between the Company as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994. Incorporated by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended January 28, 1995. Rider to Lease dated as of November 1, 1994.

10S Lease Assignment Agreement between Real Estate Properties Limited Partnership (REPL) as assignor, and the Company as assignee, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the leasehold interest of REPL in the Hawthorne, Hazel Dell and Raleigh Hills stores; and a related Real Estate Purchase and Sale Agreement between REC Resolution Co. as seller and the Company as purchaser, dated as of March 14, 1995, pursuant to which the Company has agreed to purchase the fee interest of REC Resolution Co., (an affiliate of REPL) in the Hawthorne, Hazel Dell and Raleigh Hills stores. Incorporated by reference to
             Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

10T          Fred Meyer Excess Deferral and Benefit Equalization
             Plan.  1994 Restatement dated as of January 1, 1994.
             Incorporated by reference to Exhibit 10T to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

10U          Lease Agreement Tax Retention Operating Lease dated
             May 5, 1995 between First Security Bank of Utah, N.A. not individually but solely as Owner Trustee under FM Trust 1995-1, as Lessor and Fred Meyer, Inc., as Lessee, Appendix A to Participation Agreement and Lease Supplements nos. 1, 2, and 3 dated as of May 3, 1995 between First Security Bank of Utah, N.A. lessor, and Fred Meyer, Inc., lessee. Incorporated by reference to
             Exhibit 10U to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995
             (File No. 0-15023).

10V Lease Agreement Tax Retention Operating Lease dated as of December 1, 1995 between First Security Bank of Utah, N.A., not individually, but solely as Owner Trustee under the FM Trust 1995-2, as Lessor and Fred Meyer, Inc. as Lessee, and Appendix A to Participation Agreement.

10W Settlement Agreement and Mutual Release dated as of August 10, 1995 between REPL, REC Resolution Co., and the Company and certain of its subsidiaries and restated Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL, with respect to the Gresham, Oregon store, and Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL with respect to the Clackamas, Oregon store.

11           Computation of Earnings per Common Share.

21           List of Subsidiaries.

23           Consent of Deloitte & Touche LLP.

24           Powers of Attorney.

27           Financial Data Schedule.