Form 10-Q
period 1996-05-25
MEYER FRED INC
filed 1996-06-26
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended May 25, 1996

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

       Yes  XX    No




       Shares of Common Stock Outstanding at May 25, 1996:   26,704,855

                       Part I - Financial Information

                     FRED MEYER, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)
                                (Unaudited)


                                                        May 25,   February 3,
                                                          1996          1996
                                                          ----          ----

                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents....................... $   38,800    $   41,849
   Receivables-net.................................     23,024        24,683
   Inventories.....................................    559,009       520,555
   Prepaid expenses and other......................     21,558        23,680
   Current portion of deferred taxes...............     22,046        22,046
                                                    ----------    ----------
      Total current assets.........................    664,437       632,813
                                                    ----------    ----------

PROPERTY AND EQUIPMENT-NET.........................  1,009,116     1,014,148
                                                    ----------    ----------

OTHER ASSETS.......................................     31,006        24,631
                                                    ----------    ----------

         TOTAL....................................  $1,704,559    $1,671,592
                                                    ==========    ==========



                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks......... $  319,734    $  257,073
   Current portion of long-term debt
      and lease obligations........................      1,468         1,468
   Income taxes payable............................      4,588         4,857
   Accrued expenses and other......................     88,220        86,333
                                                    ----------    ----------
      Total current liabilities....................    414,010       349,731
                                                    ----------    ----------

LONG-TERM DEBT AND MORTGAGES.......................    616,655       656,260
                                                    ----------    ----------

CAPITAL LEASE OBLIGATIONS..........................     13,271        13,298
                                                    ----------    ----------

DEFERRED LEASE TRANSACTIONS........................     41,411        42,271
                                                    ----------    ----------

DEFERRED INCOME TAXES..............................     30,814        30,814
                                                    ----------    ----------

OTHER LONG-TERM LIABILITIES........................      7,554         7,984
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
   Common stock....................................        270           270
   Additional paid-in capital......................    199,514       199,363
   Retained earnings...............................    385,021       375,577
   Treasury stock and other........................     (3,961)       (3,976)
                                                    ----------    ----------
      Total stockholders' equity...................    580,844       571,234
                                                    ----------    ----------

         TOTAL..................................... $1,704,559    $1,671,592
                                                    ==========    ==========


                See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                (Unaudited)



                                                           16 Weeks Ended
                                                           --------------
                                                         May 25,     May 20,
                                                           1996        1995
                                                           ----        ----

NET SALES..........................................  $1,040,028    $935,351
                                                     ----------    --------

COST OF MERCHANDISE SOLD:
   General.........................................     736,243     668,926
   Related party lease.............................       1,713       1,713
                                                     ----------    --------
   Total cost of merchandise sold..................     737,956     670,639
                                                     ----------    --------

GROSS MARGIN.......................................     302,072     264,712
                                                     ----------    --------

OPERATING AND ADMINISTRATIVE EXPENSES:
   General.........................................     257,089    231,173
   Related party leases............................      16,647     17,414
                                                     ----------   --------
   Total operating and administrative expenses.....     273,736    248,587
                                                     ----------   --------

INCOME FROM OPERATIONS.............................      28,336     16,125
INTEREST EXPENSE-NET...............................      13,104     11,152
                                                     ----------   --------

INCOME BEFORE INCOME TAXES.........................      15,232      4,973
PROVISION FOR INCOME TAXES.........................       5,788      1,890
                                                     ----------   --------

NET INCOME.........................................  $    9,444   $  3,083
                                                     ==========   ========

EARNINGS PER COMMON SHARE..........................        $.33       $.11
                                                           ====       ====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING.......................      28,539     28,465
                                                         ======     ======



                See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                (Unaudited)

                                                          16 Weeks Ended
                                                          --------------
                                                      May 25,       May 20,
                                                        1996          1995
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................... $  9,444      $  3,083
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment....................   35,322        31,328
      Amortization of goodwill.....................       95            95
      Deferred lease transactions..................     (860)       (1,449)
      Other liabilities............................     (430)         (839)
      Income taxes.................................     (269)        8,147
      Inventories..................................  (38,454)         (543)
      Other current assets.........................    3,781         5,878
      Accounts payable and accrued expenses........   65,719         6,653
      Other........................................   (6,203)          314
                                                     -------       -------

   Net cash provided by operating activities.......   68,145        52,667
                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net....................      151         2,121
   Decrease in outstanding checks..................   (1,136)      (27,993)
   Increase in notes receivable....................     (273)          (44)
   Long-term financing:
      Borrowings...................................      ---        58,986
      Repayments...................................  (39,632)          (32)
                                                     -------       -------

   Net cash (used for) provided by
      financing activities.........................  (40,890)       33,038
                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.............  (36,131)      (83,187)
   Net proceeds from sale of real property.........    5,827         2,019
                                                     -------       -------

   Net cash used for investing activities..........  (30,304)      (81,168)
                                                     -------       -------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase for the period..........   (3,049)        4,537
   Beginning of period.............................   41,849        34,868
                                                     -------       -------

   End of period...................................  $38,800       $39,405
                                                     =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
      Interest.....................................  $12,510        $5,196
      Income taxes.................................    6,038        (6,388)


                See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Reporting Periods
    The Company's interim reporting periods for reports to stockholders are the 16th, 28th, and 40th weeks of its fiscal year.

2.  Reclassifications
    Certain prior year balances have been reclassified to conform to current year presentation.

3.  Inventories
    Inventories consist mainly of merchandise held for sale. Substantially all the inventories are valued at the lower of last-in, first-out
    (LIFO) cost or market. Estimated gross margins have been used for determining the cost of merchandise sold for those operating departments not taking physical inventories at the end of the interim periods.

4.  Income Taxes
    Income taxes have been provided for based upon the current estimate of the Company's annual effective tax rate.

5.  Stockholders' Equity
    Changes in stockholders' equity for the sixteen weeks ended May 25,
    1996 were:
                                                   (In thousands)
                                                   --------------

     Stockholders' equity, February 3, 1996          $571,234
     Issuance of common stock - net                       151
     Amortization of unearned compensation                 15
     Net income                                         9,444
                                                     --------
     Stockholders' equity, May 25, 1996              $580,844
                                                     ========

6.  Earnings Per Common Share
    Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options (ranging in exercise price from $3.24 to $41.25 per share) which was determined by using the "treasury stock" method.

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

                                ---------------

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the 16 weeks ended May 25, 1996 and May 20, 1995.

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

                              FRED MEYER, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1996 and 1995 through internally generated cash flow, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

On April 25, 1995, the Company issued $50,000,000 of unsecured seven-year senior 7.77 percent notes to a major insurance company. On May 17, 1995, the Company borrowed $20,000,000 from a major international bank, with a maturity of May 17, 2000 and bearing interest at 6.775 percent. In May 1995 and December 1995 the Company also put into place two lease lines of credit for land and buildings for up to $100,000,000 and $60,000,000, respectively.

The Company entered into a new credit facility in 1995 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500,000,000. This agreement continues through June 30, 2000, at which time the agreement terminates; and any outstanding amounts must be paid in full. In addition to this committed credit facility, the Company has $100,000,000 of uncommitted money market lines of credit with several foreign banks and $120,000,000 of uncommitted money market lines of credit with banks who are in the committed credit facility. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At May 25, 1996, the Company had unrated commercial paper outstanding in the amount of approximately $313,065,000, borrowings under money market lines with committed line banks of $43,500,000, borrowings under uncommitted borrowing facilities of $10,000,000, and a total of approximately $133,435,000 available for borrowings that would be supported by its committed credit facilities.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At May 25, 1996, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. Three of these agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625 percent and 7.595 percent on a notional principal amount of $50,000,000. These contracts expire in 1996, 1997, and 1998. The remaining three agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00 percent and 9.00 percent on notional principal amounts totaling $50,000,000. These three agreements mature in 1996, 1998, and 1999. The Company is exposed to credit loss in the event of nonperformance by the other counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company believes that a combination of cash flow from operations and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1996, currently budgeted to be approximately $121,000,000, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale and leaseback transactions, or by issuing additional debt or equity.


RESULTS OF OPERATIONS

COMPARISON OF THE 16 WEEKS ENDED MAY 25, 1996 WITH THE 16 WEEKS ENDED MAY 20, 1995.

Net sales for the first quarter of 1996 increased $104,677,000 or 11.2 percent over the corresponding quarter in 1995. This increase reflects sales growth at existing stores, openings of new stores, and, to a lesser extent, inflation. Sales increases were highlighted by strong sales in food and pharmacy and improved sales in garden and apparel. Comparable store sales increased 5.1 percent for the first quarter of 1996. Comparable food store sales increased 6.4 percent, and comparable nonfood store sales increased 4.2 percent. The Company's food operations accounted for 42.8 percent of the overall sales in 1996 and 42.0 percent in 1995.

Gross margin as a percent of net sales was 29.0 percent for the first quarter of 1996, compared with 28.3 percent in 1995's first quarter. Gross margins increased due primarily to the improved mix of nonfood sales, stronger food margins, and lower distribution and delivery costs as a percent of sales.

Operating and administrative expenses as a percent of net sales were 26.3 percent for the first quarter of 1996, compared with 26.6 percent in 1995's first quarter. Expenses as a percent of sales decreased in 1996's first quarter, generally reflecting the impact of lower store labor costs, corporate overhead expenses, and advertising costs as a percent of sales.

Net interest expense in the first quarter of 1996 was $13,104,000, an increase of 17.5 percent from the $11,152,000 reported for 1995. The increase primarily reflects higher rates, and higher borrowings due to new store construction and remodels and last year's completion of distribution center projects.

The effective tax rate for the first quarters of 1996 and 1995 was 38.0 percent.

Net income increased 206.3 percent to $9,444,000 in the first quarter of 1996 from $3,083,000 in 1995. Earnings per share were $.33 for the first quarter of 1996 based on 28,539,000 shares outstanding, compared with $.11 for the prior year's period based on 28,465,000 shares outstanding.

In the first quarter of 1996, the Company acquired 22 mall jewelry stores, located primarily in California, which operated under various names, but are now operating under the Fred Meyer Jewelers name. The Company anticipates that in 1996 it will acquire 49 mall Merksamer Jewelers operating in 11 states, which will continue to operate under the Merksamer name. These two acquisitions will result in Fred Meyer operating approximately 200 jewelry stores at the end of 1996, including those inside its multidepartment stores.


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

    (a)    Exhibit

           11.    Computation of earnings per Common Share

    (b)    Reports on Form 8-K

           No reports on Form 8-K have been filed during the period for which this report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRED MEYER, INC.
                                        (Registrant)



Dated:   June 26, 1996                  KENNETH THRASHER
         -------------                  ----------------------------------
                                        Kenneth Thrasher
                                        Senior Vice President - Finance
                                        Chief Financial Officer

                               EXHIBIT INDEX


Exhibit                                                       Sequential
Number        Document Description                            Page Number
- ------        --------------------                            -----------

  11          Computation of Earnings per Common Share

  27          Financial Data Schedule