Form 10-Q
period 1996-08-17
MEYER FRED INC
filed 1996-09-04
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 17, 1996

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________ to __________



                        Commission File No. 1-11274



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



     Shares of Common Stock Outstanding at August 17, 1996: 26,730,071

                       Part I - Financial Information

                     FRED MEYER, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)
                                (Unaudited)


                                                     August 17,      February 3,
                                                          1996             1996
                                                    ----------       ----------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................   $   44,837       $   41,849
   Receivables-net...............................       46,752           24,683
   Inventories...................................      560,790          520,555
   Prepaid expenses and other....................       20,572           23,680
   Current portion of deferred taxes.............       22,039           22,046
                                                    ----------       ----------
      Total current assets.......................      694,990          632,813
                                                    ----------       ----------

PROPERTY AND EQUIPMENT-NET.......................    1,037,081        1,014,148
                                                    ----------       ----------

OTHER ASSETS.....................................       45,256           24,631
                                                    ----------       ----------

         TOTAL...................................   $1,777,327       $1,671,592
                                                    ==========       ==========



                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks.......   $  343,631       $  257,073
   Current portion of long-term debt
      and lease obligations......................        1,468            1,468
   Income taxes payable..........................       15,939            4,857
   Accrued expenses and other....................       94,363           86,333
                                                    ----------       ----------
      Total current liabilities..................      455,401          349,731
                                                    ----------       ----------

LONG-TERM DEBT AND MORTGAGES.....................      636,469          656,260
                                                    ----------       ----------

CAPITAL LEASE OBLIGATIONS........................       13,250           13,298
                                                    ----------       ----------

DEFERRED LEASE TRANSACTIONS......................       39,392           42,271
                                                    ----------       ----------

DEFERRED INCOME TAXES............................       29,423           30,814
                                                    ----------       ----------

OTHER LONG-TERM LIABILITIES......................        7,219            7,984
                                                    ----------       ----------

STOCKHOLDERS' EQUITY
   Common stock..................................          270              270
   Additional paid-in capital....................      200,064          199,363
   Retained earnings.............................      400,193          375,577
   Treasury stock and other......................       (4,354)          (3,976)
                                                    ----------       ----------
      Total stockholders' equity.................      596,173          571,234
                                                    ----------       ----------

         TOTAL...................................   $1,777,327       $1,671,592
                                                    ==========       ==========


              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands, except per share amounts)
                                (Unaudited)



                                                          12 Weeks Ended
                                                    ----------------------------
                                                    August 17,         August 12,
                                                         1996               1995
                                                    ---------          ---------
NET SALES........................................    $853,914           $774,702
                                                     --------           --------

COST OF MERCHANDISE SOLD:
    General......................................     597,244            552,635
    Related party lease..........................       1,284              1,284
                                                     --------           --------
    Total cost of merchandise sold...............     598,528            553,919
                                                     --------           --------

GROSS MARGIN.....................................     255,386            220,783
                                                     --------           --------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General......................................     210,622            183,124
    Related party leases.........................      11,113             12,426
                                                     --------           --------
    Total operating and administrative expenses..     221,735            195,550
                                                     --------           --------

INCOME FROM OPERATIONS...........................      33,651             25,233
INTEREST EXPENSE-NET.............................       9,178              8,019
                                                     --------           --------

INCOME BEFORE INCOME TAXES.......................      24,473             17,214
PROVISION FOR INCOME TAXES.......................       9,300              6,541
                                                     --------           --------

NET INCOME.......................................    $ 15,173           $ 10,673
                                                     ========           ========

EARNINGS PER COMMON SHARE........................        $.53               $.38
                                                         ====               ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING............................      28,703             28,369
                                                     ========           ========


              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands, except per share amounts)
                                (Unaudited)


                                                           28 Weeks Ended
                                                    ----------------------------
                                                     August 17,        August 12,
                                                          1996              1995
                                                    ----------         ---------
NET SALES........................................   $1,893,942        $1,710,053
                                                    ----------        ----------

COST OF MERCHANDISE SOLD:
    General......................................    1,333,487         1,221,561
    Related party lease..........................        2,997             2,997
                                                    ----------        ----------
    Total cost of merchandise sold...............    1,336,484         1,224,558
                                                    ----------        ----------

GROSS MARGIN.....................................      557,458           485,495
                                                    ----------        ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General......................................      467,711           414,297
    Related party leases.........................       27,760            29,840
                                                    ----------        ----------
    Total operating and administrative expenses        495,471           444,137
                                                    ----------        ----------

INCOME FROM OPERATIONS...........................       61,987            41,358
INTEREST EXPENSE-NET.............................       22,282            19,171
                                                    ----------        ----------

INCOME BEFORE INCOME TAXES.......................       39,705            22,187
PROVISION FOR INCOME TAXES.......................       15,088             8,431
                                                    ----------        ----------

NET INCOME.......................................   $   24,617        $   13,756
                                                    ==========        ==========

EARNINGS PER COMMON SHARE........................         $.86              $.48
                                                          ====              ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING............................       28,609            28,424
                                                    ==========        ==========


              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                (Unaudited)

                                                               28 Weeks Ended
                                                         --------------------------
                                                         August 17,       August 12,
                                                              1996             1995
                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................    $ 24,617         $ 13,756
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment.......................      62,560           55,607
      Amortization of goodwill........................         166              166
      Deferred lease transactions.....................      (2,879)          (2,094)
      Deferred income taxes...........................      (1,384)             ---
      Other liabilities...............................        (765)          (1,285)
      Income taxes....................................      11,082           13,670
      Inventories.....................................     (40,235)          12,549
      Other current assets............................     (18,961)           8,098
      Accounts payable and accrued expenses...........      85,670            8,515
      Other...........................................      (3,488)             920
                                                          --------         --------

   Net cash provided by operating activities..........     116,383          109,902
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net.......................         285            2,137
   Increase (decrease) in outstanding checks..........       8,918          (17,522)
   Increase in notes receivable.......................     (22,396)            (432)
   Long-term financing:
      Borrowings......................................      22,930           70,000
      Repayments......................................     (42,769)         (29,887)
                                                          --------         --------

Net cash (repaid) provided
     through financing activities.....................     (33,032)          24,296
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales of investment securities.................       5,080            1,510
   Purchases of property and equipment................     (93,910)        (136,617)
   Net proceeds from sale of real property............       8,467            2,089
                                                          --------         --------

   Net cash used for investing activities.............     (80,363)        (133,018)
                                                          --------         --------

CASH AND CASH EQUIVALENTS:
   Net increase for the period........................       2,988            1,180
   Beginning of period................................      41,849           34,868
                                                          --------         --------

   End of period......................................    $ 44,837         $ 36,048
                                                          ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
      Interest........................................    $ 21,510         $ 13,328
      Income taxes....................................       5,335           (5,389)


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


5.  Stockholders' Equity
    --------------------
    Changes in stockholders' equity for the twenty-eight weeks ended August 17, 1996 were:

                                                          (In thousands)
                                                          --------------

          Stockholders' equity, February 3, 1996             $571,234
          Issuance of common stock-net                            285
          Amortization of unearned compensation                    37
          Net income                                           24,617
                                                             --------
          Stockholders' equity, August 17, 1996              $596,173
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


8.  Subsequent Events
    -----------------
    On September 5, 1996, the Company will close a sale/leaseback with respect to ten of its stores and will generate approximately $108 million in net proceeds that will be used to pay down its credit lines.

    Concurrently with an offering of the Company's stock by FMI Associates, the Company plans to repurchase approximately $70,000,000 of Common Stock from FMI Associates at a price equal to the public offering price, less the underwriting discount. The Company plans to finance the cost of the share repurchase with borrowings through its credit facilities.

                              ---------------

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 28 weeks ended August 17, 1996 and August 12, 1995.

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



                              FRED MEYER, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1996 and 1995 primarily through internally generated cash flow and available lease facilities, supplemented by borrowings under committed and uncommitted bank lines of credit, unrated commercial paper and the sale of fixed rate five- and seven-year term notes.

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

The Company entered into a new credit facility in 1995 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500,000,000. This agreement continues through June 30, 2000, at which time the agreement terminates; and any outstanding amounts must be paid in full. In addition to this committed credit facility, the Company has $105,000,000 of uncommitted money market lines of credit with several foreign banks and $145,000,000 of uncommitted money market lines of credit with banks who are in the committed credit facility. The bank lines of credit and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At August 17, 1996, the Company had unrated commercial paper outstanding in the amount of approximately $342,494,000, borrowings under money market lines with committed line banks of $21,000,000, and a total of approximately $136,506,000 available for borrowings that would be supported by its committed credit facilities.

On September 5, 1996, the Company will close a sale/leaseback with respect to ten of its stores and will generate approximately $108,000,000 in net proceeds that will be used to pay down its credit lines, which will increase the available capacity under those lines. The leases are for an initial term of 21 years, subject to renewal at the option of the Company; and the average annual rent, including amortization of fees and deferred gain, will be approximately $7,700,000 annually.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At August 17, 1996, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. Three of these agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625 percent and 7.595 percent on a notional principal amount of $50,000,000. These contracts expire in 1996, 1997, and 1998. The remaining three agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00 percent and 9.00 percent on notional principal amounts totaling $50,000,000. These three agreements mature in 1996, 1998, and 1999.

The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At August 17, 1996, the Company had outstanding seven interest rate contracts with commercial banks, having a total notional principal amount of $80,000,000. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.2775 percent and 6.48 percent on notional principal amounts of $40,000,000. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25 percent on notional principal amounts totaling $40,000,000. All seven of these contracts expire in 2000.

The Company is exposed to credit loss in the event of nonperformance by the other counterparties to the interest/rent rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company believes that a combination of cash flow from operations, proceeds from sale and leasebacks and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1996, currently budgeted to be approximately $160,000,000, net of estimated land sales and real estate financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, or by issuing additional debt.

The Company plans to file a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4,000,000 shares of its Common Stock (including a 400,000 share overallotment option) to be sold by FMI Associates, an affiliate of Kohlberg Kravis Roberts & Co., L.P. The Company will not sell any shares in the offering. Concurrently, with the consummation of the offering, the Company plans to repurchase approximately $70,000,000 of Common Stock from FMI Associates at a price equal to the public offering price, less the underwriting discount. The Company plans to finance the cost of the share repurchase with borrowings through its existing credit facilities. Prior to the offering and share repurchase, FMI Associates beneficially owned 10,700,038 shares.

RESULTS OF OPERATIONS

COMPARISON OF THE 12 WEEKS ENDED AUGUST 17, 1996 WITH THE 12 WEEKS ENDED AUGUST 12, 1995.

Net sales for the second quarter of 1996 increased $79,212,000 or 10.2 percent over the corresponding quarter in 1995. The 1996 increase in sales reflects openings of new stores, strong food sales, and the acquisition of 71 mall jewelry stores, including the July 12, 1996 acquisition of 49 mall jewelry stores from Merksamer Jewelers, Inc. Comparable store sales increased 2.9 percent for the second quarter of 1996. Food comparable store sales increased 5.1 percent, and nonfood comparable store sales increased
1.3 percent. The Company's food operations accounted for 42.6 percent of the overall sales in 1996 and 41.7 percent in 1995.

Gross margin as a percent of net sales was 29.9 percent for the second quarter of 1996, compared with 28.5 percent for 1995's second quarter. Gross margins increased in the second quarter of 1996 due to lower markdowns, an improved sales mix of nonfood products, the impact on margins of two multistore jewelry acquisitions, lower distribution center and delivery costs as a percent of sales, and improved manufacturing plant efficiencies.

Operating and administrative expenses as a percent of net sales were 26.0 percent for the second quarter of 1996, compared with 25.2 percent for 1995's second quarter. Expenses as a percent of sales increased in 1996's second quarter due to costs associated with the opening of five new stores in 1996's second quarter versus none in 1995, an investment in improved customer service through added staffing at store level, the impact on expenses of two multistore jewelry acquisitions, and higher maintenance costs.

Net interest expense in the second quarter of 1996 was $9,178,000, an increase of 14.5 percent from the $8,019,000 reported for 1995. The increase reflects higher interest rates and higher borrowings related to new store construction and remodels and last year's completion of our distribution center projects.

The effective tax rate for the second quarters of 1996 and 1995 was 38.0 percent.

Net income increased 42.2 percent to $15,173,000 in the second quarter of 1996 from $10,673,000 in the second quarter of 1995. Earnings per share were $.53 for the second quarter of 1996 based on 28,703,000 shares outstanding, compared with $.38 for the prior year's second quarter based on 28,369,000 shares outstanding.


COMPARISON OF THE 28 WEEKS ENDED AUGUST 17, 1996 WITH THE 28 WEEKS ENDED AUGUST 12, 1995.

Net sales for the first 28 weeks of 1996 increased $183,889,000 or 10.8 percent to $1,893,942,000. This increase reflects openings of new stores, strong food sales, and the acquisition of 71 mall jewelry stores. Comparable store sales increased 4.1 percent for this 28-week period due in part to particularly strong comparable sales in the Portland area markets. Food comparable store sales increased 5.9 percent, and nonfood comparable store sales increased 2.9 percent. The Company's food operations accounted for 42.7 percent of the overall sales for the first 28 weeks of 1996 compared with 41.9 percent for the first 28 weeks of 1995.

Gross margin as a percent of net sales was 29.4 percent for the first 28 weeks of 1996 compared with 28.4 percent for 1995. Gross margins increased in the first 28 weeks of 1996 due to lower markdowns, improved food margins, lower distribution center and delivery costs as a percent of sales and the impact on margins of two multistore jewelry acquisitions.

Operating and administrative expenses as a percent of net sales were 26.2 percent for the first 28 weeks of 1996 compared with 26.0 percent for the first 28 weeks of 1995. Expenses as a percent of net sales increased in 1996's first 28 weeks due to opening costs associated with six new stores in the first 28 weeks of 1996 versus one in 1995, the impact on expenses of the two multistore jewelry acquisitons and higher maintenance costs. Preopening expenses for new stores are expensed in the quarter during which the stores are opened.

Net interest expense in the first 28 weeks of 1996 was $22,282,000, an increase of 16.2 percent from the $19,171,000 for 1995. The increase reflects higher interest rates and higher borrowings related to new store construction and remodels and last year's completion of our distribution center projects.

The effective tax rate for the first 28 weeks of 1996 and 1995 was 38.0 percent.

Net income increased 79.0 percent to $24,617,000 in the first 28 weeks of 1996 from $13,756,000 in the first 28 weeks of 1995. Earnings per share were $.86 for the first 28 weeks of 1996 based on 28,609,000 shares outstanding, compared with $.48 for the prior year's period based on 28,424,000 shares outstanding.


In the first 28 weeks of 1996, the Company acquired 22 mall jewelry stores, located primarily in California, which operated under various names and are now operating under the names "Fred Meyer Jewelers" and "Merksamer Jewelers," as well as 49 mall Merksamer Jewelers stores operating in 10 states, which will continue to operate under that name.


EFFECT OF LIFO

Each year, the Company estimates the LIFO adjustment for the year based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for softgoods and jewelry, and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). The Company reviewed these year-to-date indices at the end of the second quarter and adjusted its LIFO reserve on a year-to-date basis to reflect the Company's overall product mix, anticipated year-end inventory levels, and the Company's expectations of the indices for the remainder of the year. At year-end, the Company makes the final adjustment reflecting the difference between its prior quarterly estimates and actual LIFO amount for the year.

                         PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of Security Holders.

         At the annual meeting of the stockholders of the Company held on June 27, 1996, action was taken with respect to the election of directors. As of the record date, May 1, 1996, 26,704,755 shares of common stock were outstanding and entitled to vote. The voting results are shown below:

         Election of Directors:
                                                For                 Withheld
                                             ----------             --------

         James J. Curran                     23,132,623             339,083
         Saul A. Fox                         23,018,367             453,339
         A.M. Gleason                        23,134,231             337,468
         Jerome Kohlberg, Jr.                23,003,630             468,076
         Roger S. Meier                      23,132,958             338,748
         Michael W. Michelson                23,028,625             443,081
         Robert G. Miller                    23,025,257             446,449
         Paul E. Raether                     23,028,393             443,306


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit
         -------

         10X. Real Estate Purchase and Sale Agreement dated April 5, 1996 between REC Resolution Company and Fred Meyer, Inc. concerning seven Portland-area Fred Meyer properties.

         10Y. Leasehold Assignment and Modification Agreement dated April 5, 1996 between Real Estate Properties Limited Partnership and Fred Meyer, Inc. concerning the Assignor's leasehold interests in various Fred Meyer properties.

         10Z.  Letter Agreement dated August 15, 1996 between REC
               Resolution Company and Fred Meyer, Inc. concerning seven Portland-area Fred Meyer properties.

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


                                  FRED MEYER, INC.
                                  (Registrant)



Dated:   September 4, 1996        KENNETH THRASHER
         -----------------        -----------------------------------
                                  Kenneth Thrasher
                                  Senior Vice President - Finance
                                  Chief Financial Officer

                               EXHIBIT INDEX



Exhibit                                                              Sequential
Number    Document Description                                       Page Number
- ------    --------------------                                       -----------

10X.      Real Estate Purchase and Sale Agreement dated
          April 5, 1996 between REC Resolution Company and Fred Meyer, Inc. concerning seven Portland-area Fred Meyer properties.


10Y. Leasehold Assignment and Modification Agreement dated April 5, 1996 between Real Estate
          Properties Limited Partnership and Fred Meyer, Inc.
          concerning the Assignor's leasehold interests in various Fred Meyer properties.


10Z.      Letter Agreement dated August 15, 1996 between
          REC Resolution Company and Fred Meyer, Inc.
          concerning seven Portland-area Fred Meyer properties.


11.       Computation of Earnings per Common Share.


27.       Financial Data Schedule.