Form 10-Q
period 1996-11-09
MEYER FRED INC
filed 1996-12-09
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 9, 1996

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




     Shares of Common Stock Outstanding at November 9, 1996: 24,571,712

                       Part I - Financial Information

                     FRED MEYER, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)
                                (Unaudited)


                                                                November 9,          February 3,
                                                                      1996                 1996
                                                                ----------           ----------
                                   ASSETS
CURRENT ASSET:
   Cash and cash equivalents..................................  $   42,834           $   41,849
   Receivables-net............................................      34,579               24,683
   Inventories................................................     679,430              520,555
   Prepaid expenses and other.................................      25,682               23,680
   Current portion of deferred taxes..........................      22,039               22,046
                                                                ----------           ----------
      Total current assets....................................     804,564              632,813
                                                                ----------           ----------

PROPERTY AND EQUIPMENT-NET....................................     936,582            1,014,148
                                                                ----------           ----------

OTHER ASSETS..................................................      21,231               24,631
                                                                ----------           ----------

         TOTAL................................................  $1,762,377           $1,671,592
                                                                ==========           ==========



                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks....................  $  449,630           $  257,073
   Current portion of long-term debt
      and lease obligations...................................       1,468                1,468
   Income taxes payable.......................................      12,662                4,857
   Accrued expenses and other.................................      91,130               86,333
                                                                ----------           ----------
      Total current liabilities...............................     554,890              349,731
                                                                ----------           ----------

LONG-TERM DEBT AND MORTGAGES..................................     576,891              656,260
                                                                ----------           ----------

CAPITAL LEASE OBLIGATIONS.....................................      13,224               13,298
                                                                ----------           ----------

DEFERRED LEASE TRANSACTIONS...................................      47,564               42,271
                                                                ----------           ----------

DEFERRED INCOME TAXES.........................................      29,423               30,814
                                                                ----------           ----------

OTHER LONG-TERM LIABILITIES...................................       6,895                7,984
                                                                ----------           ----------

STOCKHOLDERS' EQUITY
   Common stock...............................................         270                  270
   Additional paid-in capital.................................     200,954              199,363
   Retained earnings..........................................     406,485              375,577
   Treasury stock and other...................................     (74,219)              (3,976)
                                                                ----------           ----------
      Total stockholders' equity..............................     533,490              571,234
                                                                ----------           ----------

         TOTAL................................................  $1,762,377           $1,671,592
                                                                ==========           ==========


              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands, except per share amounts)
                                (Unaudited)



                                                                       12 Weeks Ended
                                                               --------------------------------
                                                               November 9,           November 4,
                                                                     1996                  1995
                                                               ----------            ----------
NET SALES.....................................................    $835,142             $749,015
                                                                  --------             --------

COST OF MERCHANDISE SOLD:
    General...................................................     589,430              539,939
    Related party lease.......................................       1,285                1,285
                                                                  --------             --------
    Total cost of merchandise sold............................     590,715              541,224
                                                                  --------             --------

GROSS MARGIN..................................................     244,427              207,791
                                                                  --------             --------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General...................................................     214,049              189,990
    Related party leases......................................      11,906               12,408
                                                                  --------             --------
    Total operating and administrative expenses...............     225,955              202,398
                                                                  --------             --------

INCOME FROM OPERATIONS........................................      18,472                5,393
INTEREST EXPENSE-NET..........................................       8,324                9,117
                                                                  --------             --------

INCOME (LOSS) BEFORE INCOME TAXES.............................      10,148               (3,724)
PROVISION (BENEFIT) FOR INCOME TAXES..........................       3,856               (1,415)
                                                                  --------             --------

NET INCOME (LOSS).............................................    $  6,292             $ (2,309)
                                                                  ========             ========

INCOME (LOSS) PER COMMON SHARE................................        $.23                $(.08)
                                                                      ====                =====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING..................................      27,693               28,254
                                                                    ======               ======


              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands, except per share amounts)
                                (Unaudited)



                                                                    40 Weeks Ended
                                                             ----------------------------------
                                                             November 9,             November 4,
                                                                   1996                    1995
                                                             ----------              ----------
NET SALES..................................................  $2,729,084              $2,459,068
                                                             ----------              ----------

COST OF MERCHANDISE SOLD:
    General................................................   1,922,917               1,761,500
    Related party lease....................................       4,282                   4,282
                                                             ----------              ----------
    Total cost of merchandise sold.........................   1,927,199               1,765,782
                                                             ----------              ----------

GROSS MARGIN...............................................     801,885                 693,286
                                                             ----------              ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General................................................     681,761                 604,287
    Related party leases...................................      39,665                  42,248
                                                             ----------              ----------
    Total operating and administrative expenses............     721,426                 646,535
                                                             ----------              ----------

INCOME FROM OPERATIONS.....................................      80,459                  46,751
INTEREST EXPENSE-NET.......................................      30,606                  28,288
                                                             ----------              ----------

INCOME BEFORE INCOME TAXES.................................      49,853                  18,463
PROVISION FOR INCOME TAXES.................................      18,944                   7,016
                                                             ----------              ----------

NET INCOME ................................................  $   30,909              $   11,447
                                                             ==========              ==========

EARNINGS PER COMMON SHARE..................................       $1.09                    $.40
                                                                  =====                    ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING......................................      28,335                  28,373
                                                                 ======                  ======


              See notes to consolidated financial statements.

                     FRED MEYER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                (Unaudited)

                                                                     40 Weeks Ended
                                                             -------------------------------
                                                             November 9,          November 4,
                                                                   1996                 1995
                                                             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................   $ 30,909            $ 11,447
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment..............................     89,444              80,851
      Amortization of goodwill...............................        237                 237
      Deferred lease transactions............................     (3,699)             (2,740)
      Deferred income taxes..................................     (1,384)                ---
      Other liabilities......................................     (1,089)             (1,972)
      Income taxes...........................................      7,805               9,835
      Inventories............................................   (158,875)           (105,968)
      Other current assets...................................    (11,898)                636
      Accounts payable and accrued expenses..................    193,080              82,252
      Other..................................................     (8,821)                625
                                                                --------            --------

   Net cash provided by operating activities.................    135,709              75,203
                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net..............................      1,188               2,276
   Stock repurchase and related expenses.....................    (69,911)                ---
   Increase (decrease) in outstanding checks.................      4,275             (12,420)
   Decrease in notes receivable..............................       (149)             (1,359)
   Long-term financing:
      Borrowings.............................................         90             134,461
      Repayments.............................................    (79,533)               (695)
                                                                --------            --------

   Net cash (used for) provided by financing
      activities.............................................   (144,040)            122,263
                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net maturities of investment securities...................     12,340               1,510
   Purchases of property and equipment.......................   (124,185)           (198,641)
   Net proceeds from sale of real property...................    121,161               6,532
                                                                --------            --------

   Net cash provided by (used for) investing
      activities.............................................      9,316            (190,599)
                                                                --------            --------

CASH AND CASH EQUIVALENTS:
   Net increase for the period...............................        985               6,867
   Beginning of period.......................................     41,849              34,868
                                                                --------            --------

   End of period.............................................   $ 42,834            $ 41,735
                                                                ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
      Interest...............................................    $30,364             $31,309
      Income taxes...........................................     12,279              (3,120)


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


5.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the forty weeks ended November 9, 1996 were:
                                                                (In thousands)
                                                                --------------
       Stockholders' equity, February 3, 1996                     $571,234
       Issuance of common stock-net                                  1,188
       Stock repurchase and related expenses                       (69,911)
       Amortization of unearned compensation                            70
       Net income                                                   30,909
                                                                  --------
       Stockholders' equity, November 9, 1996                     $533,490
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

                              ---------------

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 40 weeks ended November 9, 1996 and November 4, 1995.

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


                              FRED MEYER, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1996 and 1995 primarily through internally-generated cash flow and available lease facilities, supplemented by borrowings under committed and uncommitted bank lines of credit, unrated commercial paper lines of credit, and the sale of fixed rate five- and seven-year term notes.

The Company entered into a new credit facility in 1995 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500,000,000. This agreement continues through June 30, 2000, at which time the agreement terminates; and any outstanding amounts must be paid in full. In addition to this committed credit facility, the Company has $105,000,000 of uncommitted money market lines of credit with several foreign banks and $160,000,000 of uncommitted money market lines of credit with banks who are in the committed credit facility. The bank lines of credit and unrated commercial paper lines of credit are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as MIS development. At November 9, 1996, the Company had unrated commercial paper outstanding in the amount of approximately $327,546,000, and a total of approximately $172,454,000 available for borrowings under its committed credit facilities.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At November 9, 1996, the Company had outstanding six interest rate contracts with commercial banks, having a total notional principal amount of $100,000,000. Three of these agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities, and uncommitted lines of credit at rates between 4.625 percent and 7.595 percent on a notional principal amount of $50,000,000. These contracts expire in 1996, 1997, and 1998. The remaining three agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00 percent and 9.00 percent on notional principal amounts totaling $50,000,000. These three agreements mature in 1996, 1998, and 1999.

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

The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At November 9, 1996, the Company had outstanding seven rent rate contracts with commercial banks, having a total notional principal amount of $80,000,000. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.2775 percent and 6.48 percent on notional principal amounts of $40,000,000. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25 percent on notional principal amounts totaling $40,000,000. All seven of these contracts expire in 2000.

The Company is exposed to credit loss in the event of nonperformance by the other counterparties to the interest/rent rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

On September 5, 1996, the Company closed a sale/leaseback with respect to ten of its stores which generated $108,000,000 in net proceeds used to pay down its credit lines. The leases are for an initial term of 21 years, subject to renewal at the option of the Company; and the average rent, including amortization of fees and a deferred gain, is approximately $8,200,000 annually.

The Company believes that a combination of cash flow from operations, proceeds from sale and leasebacks, and borrowings under its credit facilities will permit it to finance its capital expenditure requirements, currently budgeted to be approximately $160,000,000 in 1996, net of estimated land sales and real estate financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, or by issuing additional debt.

On September 30, 1996, the Company completed a public offering of 3,965,546 shares of its Common Stock held by FMI Associates, an affiliate of Kohlberg Kravis Roberts & Co., L.P. The Company did not sell any shares in the offering. Concurrently with the public offering, the Company repurchased 2,200,000 shares of its Common Stock from FMI Associates at a cost of $69,911,000, including related expenses. The Company financed the cost of the share repurchase with borrowings through its existing credit facilities and sale/leaseback proceeds. Prior to the offering and share repurchase, FMI Associates beneficially owned 10,700,038 shares, and after the offering and repurchase beneficially owns 4,534,492 shares.

On December 2, 1996 the Company was notified by KKR Associates, the general partner of FMI Associates, of its intent to dissolve FMI Associates on December 31, 1996. Following dissolution the partnership will sell up to approximately 260,000 shares of its stock in the open market in early 1997. The partnership will distribute the balance of the shares to its partners, including approximately 3,650,000 shares to Metropolitan Life Insurance Company and approximately 580,000 shares to KKR Associates. Metropolitan Life Insurance Company, which had requested that the partnership distribute rather than sell its interests, will own approximately 14 percent of the Company's outstanding shares following the partnership's dissolution. The Company has also been advised that effective January 1, 1997, Michael Michelson, Paul Raether, and Saul Fox will resign from the Company's board of directors.


RESULTS OF OPERATIONS

Comparison of the 12 weeks ended November 9, 1996 with the 12 weeks ended November 4, 1995.

Net sales for the third quarter of 1996 increased $86,127,000 or 11.5 percent over the corresponding quarter in 1995. The 1996 increase in sales reflects openings of new stores, strong fall apparel sales and continued strong food sales, and the acquisition of 71 mall jewelry stores. Comparable store sales increased 4.1 percent for the third quarter of 1996. Food comparable store sales increased 3.5 percent, and nonfood comparable store sales increased 4.6 percent. The Company's food operations accounted for 41.9 percent of the overall sales in 1996's third quarter and 42.5 percent in 1995's third quarter.

Gross margin as a percent of net sales was 29.3 percent for the third quarter of 1996, compared with 27.7 percent for 1995's third quarter. Gross margins increased in the third quarter of 1996 primarily due to lower markdowns, the improved sales mix in nonfood products, the impact on margins of the two multistore jewelry acquisitions, lower distribution center and delivery costs as a percent of sales, low inflation, and improved plant profits.

Operating and administrative expenses as a percent of net sales were 27.1 percent for the third quarter of 1996, compared with 27.0 percent for 1995's third quarter. Expenses that increased were due to the Company's commitment to improved customer service through added sales staffing at store level and the impact on expenses of the two jewelry acquisitions, offset by lower costs associated with new stores and closures that affected last year's third quarter results, and lower 1996 advertising and corporate overhead expenses as a percent of sales. Third quarter 1996 expenses were also higher due to the early completion of Christmas merchandising and costs associated with rolling out a new Sensormatic store security system.


Net interest expense in the third quarter of 1996 was $8,324,000, a decrease of 8.7 percent from the $9,117,000 reported for 1995. The decrease primarily reflects lower borrowings due to the impact of the Company's recently completed $108 million sale/leaseback of ten stores and to improved cash flow from operations, offset in part by the repurchases of $69,911,000 of common Stock from FMI Associates, an affiliate of Kohlberg Kravis Roberts & Co., L.P.

The effective tax rate for the third quarters of 1996 and 1995 was 38.0 percent.

Net income was $6,292,000 in the third quarter of 1996, compared with a net loss of $2,309,000 in the third quarter of 1995. Earnings per share for the third quarter of 1996 were $.23 based on 27,693,000 shares outstanding, compared with a net loss per share of $.08 for the prior year's third quarter based on 28,254,000 shares outstanding.


Comparison of the 40 weeks ended November 9, 1996 with the 40 weeks ended November 4, 1995.

Net sales for the first 40 weeks of 1996 increased $270,016,000 or 11.0 percent to $2,729,084,000. This increase reflects openings of new stores, strong food sales and improving nonfood sales, and the acquisition of 71 mall jewelry stores. Comparable store sales increased 4.1 percent, with food comparable sales up 5.1 percent and nonfood comparable store sales up
3.4 percent. The Company's food operations accounted for 42.5 percent of the overall sales for the first 40 weeks of 1996 compared with 42.1 percent for the first 40 weeks of 1995.

Gross margin as a percent of net sales was 29.4 percent for the first 40 weeks of 1996 compared with 28.2 percent for 1995. Gross margins increased in the first 40 weeks of 1996 primarily due to lower markdowns, lower distribution center and delivery costs as a percent of sales, the impact on margins of the two multistore jewelry acquisitions, the improved sales mix in nonfood products, low inflation, and improved plant profits.

Operating and administrative expenses as a percent of net sales were 26.4 percent for the first 40 weeks of 1996 compared with 26.3 percent for the first 40 weeks of 1995. Expenses that increased were due to the Company's commitment to improved customer service through added sales staffing at store level and the impact on expenses of the two jewelry acquisitions, offset by lower costs associated with new stores and closures that affected last year's results and lower 1996 corporate overhead and advertising costs as a percent of sales.

Net interest expense in the first 40 weeks of 1996 was $30,606,000, an increase of 8.2 percent from the $28,288,000 for 1995. The increase primarily reflects higher borrowings due to the Company's new store construction and remodel plan.

The effective tax rate for the first 40 weeks of 1996 and 1995 was 38.0 percent.

Net income increased 170.0 percent to $30,909,000 in the first 40 weeks of 1996 from $11,447,000 in 1995. Earnings per share were $1.09 for the first 40 weeks of 1996 based on 28,335,000 shares outstanding, compared with $.40 for the prior year's period based on 28,373,000 shares outstanding.

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

                         PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibit
           -------

           10X. Bond Lease Agreement, dated September 5, 1996 by and between Texas Commerce Bank National Association, as Trustee (Landlord), and Fred Meyer, Inc., a Delaware corporation, and Roundup Co., a Washington corporation, as tenants (Tenants), including Guaranty, dated September 5, 1996 of Fred Meyer, Inc., as Guarantor.

           10Y. Rent Rebate Agreement, dated September 5, 1996 between Texas Commerce Bank National Association (Landlord) and Fred Meyer, Inc. and Roundup Co. (Tenants).

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


                                       FRED MEYER, INC.
                                       (Registrant)


Dated:  December 6, 1996               KENNETH THRASHER
        ----------------               -----------------------------------
                                       Kenneth Thrasher
                                       Senior Vice President - Finance
                                       Chief Financial Officer

                               EXHIBIT INDEX

Exhibit                                                               Sequential
Number        Document Description                                   Page Number
------        --------------------                                   -----------

10X. Bond Lease Agreement, dated September 5, 1996 by and between Texas Commerce Bank National
              Association, as Trustee (Landlord), and Fred
              Meyer, Inc., a Delaware corporation, and Roundup Co., a Washington corporation, as tenants (Tenants), including Guaranty, dated
              September 5, 1996 of Fred Meyer, Inc., as
              Guarantor..

10Y. Rent Rebate Agreement, dated September 5, 1996 between Texas Commerce Bank National
              Association (Landlord) and Fred Meyer, Inc.
              and Roundup Co. (Tenants).

11.           Computation of Earnings (Loss) per Common Share.

27.           Financial Data Schedule.