Form 10-K
period 1997-02-01
MEYER FRED INC
filed 1997-04-30
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 1997

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 1, 1997: $1,025,998,079

   Number of shares of Common Stock outstanding at March 1, 1997: 26,298,768

   Documents Incorporated by Reference

                                                Part of Form 10-K into
                 Document                          which incorporated

     Portions of Proxy Statement for                    Part III
   1997 Annual Meeting of Shareholders


                       Fred Meyer, Inc. and Subsidiaries

                                Table of Contents
--------------------------------------------------------------------------------
Item of Form 10-K
                                                                            Page

Part I

     Item 1       Business ................................................... 3

     Item 2       Properties .................................................12

     Item 3       Legal Proceedings ..........................................12

     Item 4       Submission of Matters to a Vote of Security Holders ........12

     Item 4(a)    Executive Officers of the Registrant .......................13

Part II

     Item 5       Market for the Registrant's Common Stock and Related
                  Stockholder Matters ........................................15

     Item 6       Selected Financial Data ....................................16

     Item 7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................18

     Item 8       Financial Statements and Supplementary Data ................21

     Item 9       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................37

Part III

     Item 10      Directors and Executive Officers of the Registrant .........38

     Item 11      Executive Compensation .....................................38

     Item 12      Security Ownership of Certain Beneficial Owners
                  and Management .............................................38

     Item 13      Certain Relationships and Related Transactions .............38

Part IV

     Item 14      Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K ....................................39

Signatures        ............................................................43


2                      Fred Meyer, Inc. and Subsidiaries

                                     Part I
--------------------------------------------------------------------------------

Item 1. Business.
-----------------

General

     Fred Meyer, Inc. (the "Company") is a leading regional retailer of a wide range of food, apparel, fine jewelry, and products for the home. As of February 1, 1997, the Company operated 109 multidepartment stores in six states under the name "Fred Meyer" and 110 specialty stores in 17 states. All but five of the specialty stores are mall jewelry stores operating under the names "Fred Meyer Jewelers" or "Merksamer Jewelers." The multidepartment stores are unique in the Pacific Northwest in combining food with a wide range of nonfood merchandise under one roof. These stores average approximately 144,000 square feet of retail space and emphasize one-stop-shopping for necessities and items of everyday use. The multidepartment stores accounted for approximately 97.4% and 96.6% of the Company's total sales and operating income, respectively, for the fiscal year ended February 1, 1997 ("1996"). For 1996, food and nonfood sales were 41.1% and 58.9% of total sales, respectively.

         The following table sets forth the states in which the Company operates and the number of multidepartment and specialty stores in each state as of February 1, 1997:

                                                Multidepartment   Specialty     Total
     State                                               Stores      Stores    Stores
     --------------------------------------------------------------------------------
     Oregon .............................................    45           9        54
     Washington .........................................    38          20        58
     Utah ...............................................    10           4        14
     Alaska .............................................     7           3        10
     Idaho ..............................................     8           2        10
     Montana ............................................     1           1         2
     California .........................................    --          50        50
     Michigan ...........................................    --           5         5
     Maryland ...........................................    --           4         4
     Missouri ...........................................    --           2         2
     Ohio ...............................................    --           2         2
     Virginia ...........................................    --           2         2
     Wisconsin ..........................................    --           2         2
     Arizona ............................................    --           1         1
     Illinois ...........................................    --           1         1
     Kansas .............................................    --           1         1
     New Mexico .........................................    --           1         1
                                                            -------------------------
        Total ...........................................   109         110       219
     --------------------------------------------------------------------------------

         The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. Stores are organized into distinct departments that specialize in the sale of particular products. Multidepartment stores that include food, apparel and general merchandise are the Company's primary focus. The Company believes that its food departments increase the shopping frequency of area residents, build customer loyalty and enable its nonfood departments to generate higher levels of sales through increased customer traffic. In more recent years, the Company added food to previously nonfood multidepartment stores and replaced some of its older nonfood stores with new full-service stores which include food departments. The Company promotes cross-shopping by providing convenient access between departments and sections, by making each of these a strong competitor in the market for its products and by facilitating easy customer checkout through a common cash register system that allows customers to


                       Fred Meyer, Inc. and Subsidiaries                       3
     purchase merchandise from most departments at any checkstand location. The strength of the individual departments and sections, with their breadth and depth of product selection, national and private-label brands and emphasis on products of everyday use, distinguishes the Company's stores from other retailers and enables the Company to compete with supermarkets, drug stores, discount stores, mass merchandisers, department stores and specialty stores, including category-dominant retailers.

         The following table sets forth certain statistical information with respect to the Company's operations for the periods indicated:

                                                                      Fiscal Year Ended
                                         --------------------------------------------------------------------------
                                         February 1,    February 3,     January 28,     January 29,     January 30,
                                               1997           1996            1995            1994            1993
  -----------------------------------------------------------------------------------------------------------------
     Percent of net sales:
       Nonfood sales........................  58.9%          59.0%           61.7%           62.5%           63.3%
       Food sales...........................  41.1%          41.0%           38.3%           37.5%           36.7%
     Sales per square foot of selling space
       (weighted average)...................  $328           $316            $304            $312            $304
     Total stores sales growth..............  10.5%/2         7.7%/2          5.0%            4.4%            5.6%
     Comparable store sales growth:/1
       Total Company........................   3.8%/3         2.1%/3,4       (2.0%)/3,4       2.4%            3.0%
       Food.................................   4.7%/3         6.6%/3,4       (3.0%)/3,4       3.4%            2.8%
       Nonfood..............................   3.1%/3        (0.9%)/3,4      (1.4%)/3,4       1.9%            3.2%
     Number of multidepartment stores:
       At beginning of period...............   102            100              97              94              94
       Opened...............................     7              6               5               5               2
       Closed...............................    --              4               2               2               2
                                            -----------------------------------------------------------------------
       At end of period.....................   109            102             100              97              94
                                            -----------------------------------------------------------------------
       Remodeled............................     4              8               7               7               5
                                            -----------------------------------------------------------------------
     Number of stores at end of period:
       Multidepartment with food............   101             94              86              77              70
       Multidepartment without food.........     8              8              14              20              24
       Specialty............................   110/5           34              31              30              29
                                            -----------------------------------------------------------------------
       Total................................   219            136             131             127             123
                                            -----------------------------------------------------------------------
     Total retail square feet
       (to nearest thousand):
       At beginning of period...............14,857         14,194          13,423          12,646          12,679
       Added by new stores opened........... 1,019/5          948             795             811             295
       Added by remodeling of
         existing stores....................    59             96             174              80              39
       Less closed stores...................    --            381             198             114             367/6
                                            -----------------------------------------------------------------------
       At end of period.....................15,935         14,857          14,194          13,423          12,646
  -----------------------------------------------------------------------------------------------------------------

 /1 Includes only sales of stores operating throughout each of the periods compared.

 /2   Excludes 53rd week in the fiscal year ended February 3, 1996.

 /3 The calculation for comparable store sales for the year ended February 3, 1996, a 53-week year, is computed by adding a 53rd week to 1994's sales base. For 1996, two 52-week periods are compared.

 /4 If sales at the 27 multidepartment stores in the Portland, Oregon and Vancouver, Washington metropolitan area directly affected by the labor strikes during 1994 were excluded, comparable store sales growth during the periods when the strike occurred would have been:

                                           February 3,     January 28,
                                                 1996            1995
              -------------------------------------------------------
              Total Company ...................  (.6%)           1.5%
              Food ............................  3.1%            1.7%
              Nonfood ......................... (3.0%)           1.3%
              -------------------------------------------------------

 /5 Includes 71 mall jewelry stores, comprising approximately 94,000 square feet, acquired by the Company during the year ended February 1, 1997.

 /6 Includes approximately 73,000 feet of space for 30 restaurants converted to tenant space.


4                      Fred Meyer, Inc. and Subsidiaries

         During the last three years, the Company has made significant capital investments to (1) expand its operations by opening new multidepartment stores in existing markets and remodeling existing stores; (2) improve its Management Information Systems ("MIS") and (3) expand and improve its distribution infrastructure. In 1995, the Company also initiated a remerchandising program to reposition some of its departments to address increasing competition and changing customer preferences and developed smaller store formats for use in certain locations. Capital expenditures (before land sales and excluding real estate financed on leases), which amounted to approximately $236,000,000 in fiscal 1995, declined to approximately $147,000,000 in 1996 and are expected to increase moderately over the next two years. The Company presently intends to use all available cash flow to reinvest in the business of the Company and to reduce debt.

         The Company was incorporated in Delaware in 1981 as a successor to the business of a company which opened its first store in downtown Portland, Oregon in 1922 and was incorporated in Oregon in 1923. The Company's principal executive offices are located at 3800 SE 22nd Avenue, Portland, Oregon 97202, and its telephone number is (503) 232-8844. References in this Form 10-K to the Company mean Fred Meyer, Inc., including its subsidiaries, unless the context requires otherwise.

Retail Operations

     The Company's principal business strategy is to operate one-stop-shopping stores that provide convenient shopping for a broad selection of products in one location. In most of its stores, the Company sells over 225,000 items, with an emphasis on necessities and items of everyday use. The Company takes advantage of the high and diverse customer traffic in its stores to sell many categories of goods that are purchased on a discretionary basis, such as fine jewelry, home electronics and fashion apparel. Within many categories of apparel, products for the home, jewelry and home electronics, the Company offers customers the breadth of selection normally afforded by department or specialty stores. Its selection of food and groceries is comparable to that of large supermarkets. The Company emphasizes the sale of popular brands and its own private-label brands.

         The Company's large stores are organized into departments and sections within departments that specialize in the sale of particular products. The Company endeavors to create individual, recognizable identities for each department and section through specialized design, fixtures and decor. Most of the Company's departments and sections are self-service, except in areas where special sales assistance is required, such as service delicatessens, service meat and/or fish, home electronics, fine jewelry and pharmacy.

         The following table sets forth the number of departments and sections in the Company's 109 multidepartment stores at February 1, 1997:

     ----------------------------------------------------------------------------------------------
     Food ......................................................................................101
        Grocery       Delicatessen               Meat            Service Fish/1
        Produce       Service Delicatessen       Bakery          Service Meat/1
     Nonfood
        The Home ...............................................................................109
           Domestics                Closet and Storage      Home Decor          Housewares
           Office and School        Furniture               Automotive          Garden
           Home Improvement         Sporting Goods          Toys                Seasonal
        Home Electronics .......................................................................109
        Apparel ................................................................................105
           Apparel for Men, Women, Youth and Children
           Cosmetics        Shoes          Accessories
        Pharmacy ...............................................................................108
        Health and Beauty Aids .................................................................109
        Cards and Books ........................................................................109
        Nutrition ..............................................................................104
        Fine Jewelry ........................................................................... 98
     ----------------------------------------------------------------------------------------------
     /1  Eighty multidepartment stores include Service Fish and 41 include
         Service Meat.


                       Fred Meyer, Inc. and Subsidiaries                       5

          The Food Department is typically the same size as free-standing super food stores of competitors and carries a wide variety of national brands, together with the Company's private-label brands of grocery items, which include First Choice, Fred Meyer and FMV (Fred Meyer Value). The average size of the Company's food departments is approximately 38,000 square feet. This square footage does not include space devoted to pharmacies, health and beauty aids, cards and books, nutrition and all other general merchandise. Beginning in 1992, the Company implemented a program to increase sales of its private-label grocery items. As a result, sales of private-label grocery items as a percentage of total grocery sales have increased to approximately 20% from 12% in 1991. Private-label items generally are sold at lower prices to the customer and generate higher margins for the Company than national-brand products. The Company also carries fresh produce, meat, dairy products, bakery products, candy and tobacco, all generally sold on a self-selection basis. In many multidepartment stores, the Company operates in-store bakeries and service departments that offer fresh seafood, delicatessen items and meat products. The Company's newer stores include sit-down eating areas near the service delicatessens and take-out departments.

          The Home Department offers a wide selection of home decor, housewares, small appliances, domestics, furniture, sporting goods, floral products, power lawn mowers, garden tools, fertilizers and chemicals, toys, seasonal and holiday merchandise, hardware, tools, paint, building materials, plumbing and electrical fixtures, automotive supplies and related accessories. Some of the national brands featured are Braun, Kitchen-Aid, Coleman, Glidden and Weber. Home improvement, garden and automotive sections feature many items for the do-it-yourself customer. High-quality private-label products under the Fred Meyer, Northwest Home, Everyday Living, Turf King, and Kraft King labels complement the national-brand offerings.

          The Apparel Department offers moderately priced national-brand and private-label apparel, sportswear, cosmetics, accessories and family and active shoes. Major national brands carried by the apparel departments include Levi's, Jockey, Maidenform, Vanity Fair, Carter's, Danskin, Nike, Reebok, Adidas, Gotcha, Eastland, Union Bay, Columbia Sportswear, Fila, Lee, Bali and Keds. High-quality private-label products such as Fred Bear, Cascade Kids, Katherine Bishop and Great Northwest complement the national-brand offerings.

          The Company's private-label sales in the Home and Apparel Departments represented 16 to 18% of these departments' sales in 1996, with a long-term goal of approximately 20%. The strategy employed in nonfood departments is to use private-label products for both entry-level price points and better offerings at value prices. In 1995 and 1996, the Company introduced additional private-label items in the Home and Apparel Departments to bring additional value to its customers and to improve gross margins in these areas.

          The Home Electronics Department offers a large selection of compact discs, for-sale videos and video games and the latest name-brand merchandise, including televisions, VCR's, digital satellite systems, audio components, cellular phones, computer software and telephones. Some of the national brands featured are Sony, JVC, Pioneer and Magnavox. One-hour photo-finishing has been added to numerous locations.

          The Pharmacy Department sells a full line of name-brand and generic prescription drugs dispensed by full-time licensed pharmacists and participates with all major third-party Health Maintenance Organization and Preferred Provider Organization plans.

          The Health and Beauty Aids section offers a wide selection of national- and private-label brands of health and beauty aid products. It also offers candy and confections and dietary food products. A new line of private-label toiletry and personal-care products called Personal Choice was introduced in 1995.

          The Cards and Books section offers a large selection of greeting cards, gift wrap, giftware, paperback books and magazines.


6                      Fred Meyer, Inc. and Subsidiaries

          The Nutrition section offers name-brand and generic natural foods, dairy products, juices, vitamins, supplements, sugar-free and fat-free products and meat substitutes. Certain items, such as grains, nuts, fruits and natural snacks, are also displayed in bulk to enable customers to buy any amount and package their own purchases.

          The Company entered the fine jewelry business in 1973 with its acquisition of a retailer which had existing jewelry operations. Since that time, the Company has expanded its jewelry operations through the establishment of Fine Jewelry Departments within its multidepartment stores and through the leasing of individual locations, averaging approximately 1,300 square feet, in major regional shopping malls. The Company's Fine Jewelry Departments and mall jewelry stores offer an extensive selection of bridal and fashion jewelry, including precious and semi-precious stones. In addition, these departments and mall stores offer name-brand watches and an assortment of 14-carat gold chains and earrings. During the first half of 1996, the Company acquired 71 leased jewelry locations in major shopping malls in 11 states. With these acquisitions, as of February 1, 1997, the Company operated 105 mall jewelry stores under the names "Fred Meyer Jewelers" or "Merksamer Jewelers" and had 98 Fine Jewelry Departments in its multidepartment stores. The recent expansion of the Company's jewelry business is expected to improve the Company's ability to purchase inventory on favorable terms and reduce overhead costs on a per unit basis.

          Most of the Company's multidepartment stores open at 7:00 a.m. and close between 10:00 p.m. and 11:00 p.m., seven days a week, including all holidays except Christmas. Most of the multidepartment store locations have complementary third-party tenants (such as banks, optical centers, gourmet coffee bars, restaurants and video rental stores) that attract high customer traffic. The Company's specialty store hours vary depending on location.

          Each multidepartment store is managed by a sales director who is responsible for store sales, operations, profitability and departmental cross-merchandising. Departments within multidepartment stores have managers who report to the sales directors. Each sales director and department manager is supported by a regional supervisor and other senior managers who specialize in the market for products sold in the stores. The Company has regional management teams that work closely with the stores in their regions to enhance sales and profit opportunities. As a result of this management structure, the Company believes that each of its stores and the departments within each store serve customers better and are able to respond quickly to market changes.

          The Company honors most nationally recognized credit cards for sales in all departments. In addition, the Company has its own credit card program, which is serviced by a national credit card processor. The Company also accepts debit cards that are associated with nationally recognized credit card processors. In 1996, the Company's multidepartment stores and selected jewelry stores began accepting debit cards that use personal identification number ("PIN") pads which process electronic benefits online.

Distribution and Processing

     The Company primarily purchases goods using centralized merchandise buyers. It operates a 1,528,000-square-foot distribution center in Clackamas, Oregon, near Portland, a 310,000-square-foot flow-through distribution facility in Chehalis, Washington and a 600,000-square-foot food distribution center in Puyallup near Seattle, Washington. Approximately two-thirds of the merchandise the Company sells is shipped to the stores from these facilities, with the balance shipped directly by vendors to the Company's stores or, in the case of food products for its Utah stores, purchased from a major wholesale supplier. The Company operates a large fleet of trucks and trailers for distribution of goods to its retail stores.

          The Company has made significant capital investments in its distribution centers which, together with the MIS improvements, are designed to improve operations, permit better inventory management and reduce distribution costs. During 1993 through 1995 the Company has spent approximately $85,000,000 to build and upgrade its distribution centers.


                       Fred Meyer, Inc. and Subsidiaries                       7

          The Company opened a flow-through retail service center in April 1994 in Chehalis, Washington to serve as the centralized distribution facility for certain apparel, music, seasonal and other nonfood items. This facility minimizes the required handling and processing of goods received from vendors and distributed to the Company's stores. It has improved inventory management and reduced distribution costs for the goods shipped through this facility.

          In 1995 the Company opened a 600,000-square-foot centralized food distribution facility in Puyallup near Seattle, Washington to serve stores in the Puget Sound Region and Alaska. This facility reduces the cost of transporting goods into the Puget Sound and Alaska markets and affords the Company increased forward-buying opportunities for its food operations.

          The Company believes that its existing distribution facilities enable it to meet expected nonfood and food distribution needs until at least the year 2000. As the Company opens additional stores, it expects to utilize the excess capacity currently available at its existing distribution facilities and achieve improved operating efficiencies as distribution facility costs are spread over more sales. Additional acreage is owned or leased at each site to accommodate future expansion.

          As a result of its recent investment in information systems and distribution facility improvements, the Company has been able to establish electronic data interchange ("EDI") and automated replenishment programs with many vendors. These quick response capabilities improve inventory management and reduce handling of inventory in the distribution process, which results in lower markdowns and lower distribution costs as a percentage of sales.

          The Company believes that its distribution and related information systems provide several additional advantages. First, they permit stores to maintain proper inventory levels for more than 190,000 items supplied through its central distribution facilities. Second, centralized purchasing and distribution reduce the Company's cost of merchandise and related transportation costs. Third, because distribution can be made to stores frequently, the Company is able to reduce the in-store stockroom space and maximize the square footage available for retail selling.

          The Company owns and operates a bakery and a dairy. Products processed by the Company are sold primarily through its own retail stores. The Company also sells products from these two manufacturing facilities to third parties.

Management Information Systems

     The Company operates a centralized computer system which is linked to store and distribution facility operations through an upgraded network. Stores are supported by the latest technology in store point-of-sale systems. Over the last six years the Company has undertaken a major modernization of its MIS capabilities. In 1994 through 1996 the Company spent approximately $56,000,000 on its centralized computer operations. New merchandising and buying systems have been installed for the Company's food and jewelry operations, with the remaining nonfood categories being converted to a new merchandising system in 1997. Completion of the nonfood merchandising system will allow the Company to combine all computer operations from the two systems it operates today onto one mainframe in 1997, saving approximately $2,000,000 annually in operating costs. When combined with the Company's improved distribution capabilities and new financial systems, the merchandising and buying systems will enhance the Company's quick response inventory capabilities and will improve future inventory management and profitability. The Company believes that these systems will be able to support its growth into the next century.


8                      Fred Meyer, Inc. and Subsidiaries

Store Expansion and Development

     The Company enlarges, remodels, closes or sells stores in light of their past performance or the Company's assessment of their potential. The Company continually evaluates its position in various market areas to determine whether it should expand or consolidate its operations in those areas. New store sites are determined based on a review of information on demographics and the competitive environment for the market area in which a proposed site is located. The Company's expansion focus is in existing areas of operation, primarily in or near well-populated residential areas. The Company determines store size and designs stores with a view toward making each store a very convenient, one-stop-shopping store in the area it serves. The Company is flexible in its store design where land sites require specialized designs, such as two-level or smaller stores.

          During the last three years, the Company increased new store development in its existing markets and the level of remodeling of existing stores. Total retail space, net of closures, increased 663,000 square feet, or approximately 4.7%, during 1995, and increased 1,078,000 square feet, or approximately 7.3%, during 1996. New multidepartment store openings during 1996 representing 917,000 square feet were as follows (in thousands):

                                                          Total Retail
        Location                                         Square Footage                Opened
        -------------------------------------------------------------------------------------
        Tillamook, Oregon .....................................     127         First Quarter

        Hillsboro, Oregon .....................................     163        Second Quarter

        Meridian, Idaho .......................................     168        Second Quarter

        Twin Falls, Idaho .....................................     168        Second Quarter

        Silverdale, Washington/1 ..............................      70        Second Quarter

        Seattle, Washington/1 .................................      62        Second Quarter

        Scappoose, Oregon .....................................     159         Third Quarter
        -------------------------------------------------------------------------------------
        /1 Marketplace stores emphasizing food.

          Five new multidepartment stores are planned or scheduled to be opened during each of 1997 and 1998. The planned openings for 1997 are as follows (in thousands):

                                                          Total Retail              Scheduled
        Location                                         Square Footage              to Open
        -------------------------------------------------------------------------------------
        Idaho Falls, Idaho/1 ..................................     157         First Quarter

        Covington, Washington .................................     163         First Quarter

        South Hill (Puyallup), Washington .....................     168         First Quarter

        Orem, Utah ............................................     157         First Quarter

        Coeur d'Alene, Idaho ..................................     157         First Quarter
        -------------------------------------------------------------------------------------
        /1 Replacement store

          The Company currently plans to remodel five stores in each of 1997 and 1998. The major remodeling programs during the last three years included
     (1) adding food departments to nine existing stores that previously sold only nonfood merchandise; (2) removing walls between departments to facilitate cross-shopping and common checkout for customers; and (3) adding food service departments, such as deli and bakery, to its stores. As a result of these efforts, total square footage for multidepartment stores increased from 12,486,000 square feet at the end of fiscal 1992 to 15,717,000 square feet as of February 1, 1997. As of February 1, 1997, 51% of the multidepartment stores had been built or remodeled within the last five years. The portion of the remodeling program involving the addition of food departments to multidepartment stores will be substantially complete in 1997.


                       Fred Meyer, Inc. and Subsidiaries                       9

Promotion and Advertising

     The Company aggressively promotes sales for all departments through weekly advertising, primarily in local and area newspapers, radio and television. Advertising often features many high-demand products at competitive prices. The Company emphasizes everyday low prices in its food departments and generally offers promotional pricing in its nonfood departments. By opening new stores in existing market areas and by remodeling and expanding existing stores, the Company leverages its advertising budget. In 1996, the Company reduced the number of pages of weekly print advertising and increased radio and television advertising in order to reach more customers.

Strategic Changes

     The Company reviews its competitive position on a location-by-location basis and analyzes the contribution that each department makes to overall profitability. In 1995, in response to increasing competition from discount retailers and from category-dominant competitors, particularly in the home improvement and home electronics categories, the Company began a remerchandising program in some departments to improve the overall profitability of the Company's operations. These repositioning efforts included: (1) reducing the space allocated to building materials in those stores affected by category-dominant home improvement centers and utilizing this space for other product categories (such as expanded garden centers);
     (2) reducing computer hardware in a majority of stores and increasing the selection of higher-margin items in home electronics, such as computer software and accessories, compact discs, video games and cellular telephones; (3) refining the apparel selection to emphasize brands, key basic and fashion essentials and casual sportswear; (4) adding additional private-label products to the apparel selection, home products and personal care products; (5) adding new product categories (such as pet centers, bath boutiques, "FM elements" clothing shops for young adults and tool and accessory centers) to certain stores; and (6) increasing the amount of space leased to complementary third-party tenants (such as banks, optical centers, gourmet coffee bars, restaurants and video rental stores) that attract high customer traffic.

Competition

     The retail merchandising business is highly competitive. Because of the broad range of merchandise sold by the Company, it competes with many types of retail companies, including national, regional and local supermarkets, discount stores, drug stores, conventional department stores, mall jewelry stores and specialty stores, including category-dominant stores. The Company's competitive position in the retail business varies by type of goods and the communities in which its stores are located. During the last five years, approximately 500 new competitor stores opened in the Company's markets according to a survey conducted by the Company. These competitors included Wal-Mart, Walgreens, Home Depot, HomeBase, Eagle, Sam's Club, Circuit City, Good Guys, Future Shops, Costco, Mervyn's, PayLess, J.C. Penney, Kmart, Target, ShopKo, BiMart, Toys-R-Us, Food 4 Less, Cub Foods, Safeway, Albertson's, Smiths Foods, Carrs and Quality Food Centers. Many of these companies have substantially greater financial and other resources than the Company. The Company's recent competitors include category-dominant stores, particularly in the home improvement and home electronics categories. The Company has responded to the influx of category-dominant stores and other competitors by reducing some product offerings, including computers and building materials, and expanding other offerings to improve overall profitability. No assurance can be given that the Company's strategy will be effective and that the Company will be able to effectively compete against the category-dominant stores or other competitors. In addition, while the Company is the only multidepartment store with significant food departments in most of its markets, some retail companies operate stores under this general format in other regions and could enter the Company's existing markets.

          The Company emphasizes customer satisfaction, large selections of high-quality popular products and competitive pricing. In addition, the Company believes that the convenience, attractiveness, and cleanliness of its stores, together with a sales staff knowledgeable in specialty areas, enhances its retail sales efforts and competitive position.


10                     Fred Meyer, Inc. and Subsidiaries

Employees

     The Company employs approximately 28,000 full- and part-time employees. Approximately 50% of the Company's employees are represented by 25 different labor unions or locals. These employees are covered by 111 different collective bargaining agreements, none of which covers more than 2,500 employees. The Company believes that it has satisfactory relations with the many unions representing these employees.

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

          In 1996, the Company reached agreement on contracts covering nonfood employees in Portland, Oregon and settled its Vancouver, Washington food contracts early. Of the 28 contracts that expired in 1996, 26 have satisfactorily completed negotiations; and two that expired toward the latter part of the year are still in negotiations. These two contracts cover less than one percent of total employees. Approximately 21 labor agreements, covering approximately 6% of the labor force, will expire during fiscal 1997, including agreements with the common checkout workers in the Portland, Oregon metropolitan area and employees in other large metropolitan and smaller non-metropolitan areas where the Company operates. The multiemployer grocery and meat worker contracts in the Portland, Oregon metropolitan area, covering approximately 1,500 Fred Meyer employees, that were scheduled to expire in July 1997 were renegotiated in April 1997 to run through July 2000. While the Company is optimistic about reaching agreements with the employees covered by contracts expiring in the immediate future, no assurance can be given that the parties will be able to reach a final conclusion without the occurrence of a work stoppage and the related disruption of the Company's business or that any agreements reached will be on terms that are favorable to the Company.

Forward-looking Statements

     Information set forth in this Annual Report on Form 10-K and in the 1996 Annual Report to Shareholders regarding the Company's plans for future operations, including the Company's expectations relating to store expansion and remodeling, capital spending, expense reduction, debt/capital ratios, improvements in sales and inventory turns, reduced markdowns, reduced working capital needs and increases in sales, earnings per share and shareholder value constitutes "forward-looking statements" that involve a number of risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In addition, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business and economic conditions generally in the regions in which the Company's stores are located, including the rate of inflation; population and job growth in the Company's markets; competitive factors, such as increased penetration in the Company's markets of large national food and nonfood chains, large category-dominant stores and large national and regional discount retailers and competitive pricing pressures generally; results of the Company's programs to decrease costs as a percent of sales; relations with the union bargaining units representing the Company's employees; factors that might affect the Company's cost and availability of capital; and unusual weather conditions. Any forward-looking statements should be considered in light of these factors. For additional information regarding competition, see "Competition" above and for additional information regarding labor relations see "Employees" above.


                       Fred Meyer, Inc. and Subsidiaries                      11

Item 2. Properties.
-------------------

     As of February 1, 1997, the Company owned 22 store locations and four other facilities, including its corporate headquarters. The balance of the Company's locations are leased from Metropolitan Life Insurance Company ("MetLife") or third parties. Of the Company's 109 multidepartment stores, 86% have either been built or received a major remodel in the last ten years. The Company also owns six parcels of land on which it has or is constructing new stores and three parcels of land which are being held for development of future stores. Additionally, it owns one vacant store and two parcels of land in California and two parcels of land in Washington which are being held for sale.

          The following table as of February 1, 1997, summarizes the remaining lease years, assuming the exercise of all options, for store locations, distribution and other facilities:

                                                                                                 Distribution
     (In thousands, except percentages)                     Store Locations                  and other Facilities
     -----------------------------------------------------------------------------       ----------------------------
     Remaining Number                                 Square Ft. of     % of Total       Square Ft. of     % of Total
     of Lease Years                                    Retail Space     Square Ft.       Facility Space    Square Ft.
     ----------------------------------------------------------------------------------------------------------------
     Less than 5 years ...............................          445           2.8%                    6          0.2%

     5 through 15 years ..............................          501           3.1                    --           --

     16 through 25 years .............................        1,436           9.0                    --           --

     Over 25 years ...................................        7,944          49.9                 1,528         52.3
                                                             -------------------------------------------------------
     Total Leased ....................................       10,326          64.8                 1,534         52.5

     Owned Properties ................................        5,609          35.2                 1,390         47.5
                                                             -------------------------------------------------------

     Total ...........................................       15,935         100.0%                2,924        100.0%
     ----------------------------------------------------------------------------------------------------------------

          The Company has no obligation to exercise any options beyond the primary lease terms.

Item 3. Legal Proceedings.
--------------------------

     The Company and its subsidiaries are parties to various legal claims, actions and complaints which have arisen in the ordinary course of business. Although the Company is unable to predict with certainty whether it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Not applicable.


12                     Fred Meyer, Inc. and Subsidiaries

Item 4(a). Executive Officers of the Registrant.
------------------------------------------------

     As of April 10, 1997, the executive officers of the Company were as set forth below.

                                                                                                                  Original
                                                                                                                   Date of
     Name                                Position                                                      Age      Employment
     ---------------------------------------------------------------------------------------------------------------------
     Robert G. Miller ................   Chairman of the Board and Chief Executive Officer              52            1991
     Kenneth Thrasher ................   Executive Vice President and Chief Administrative Officer      47            1982
     Wayne W. Abbott .................   Senior Vice President, Home Group                              48            1970
     R. Eric Baltzell ................   Senior Vice President, Store Sales                             57            1962
     Roger A. Cooke ..................   Senior Vice President, General Counsel and Secretary           48            1992
     Edward A. Dayoob ................   Senior Vice President, President, Fred Meyer Jewelers          57            1973
     Michael H. Don ..................   Senior Vice President, Chief Executive Officer,
                                         Fred Meyer Jewelers                                            41            1987
     Sammy K. Duncan .................   Senior Vice President, Food Group                              45            1992
     Joseph Intile ...................   Senior Vice President, Distribution and Trucking               38            1988
     David R. Jessick ................   Senior Vice President, Finance and Chief Financial Officer     43            1997
     Keith W. Lovett .................   Senior Vice President, Human Resources                         53            1992
     Norman O. Myhr ..................   Senior Vice President, Sales Promotion and Marketing           49            1978
     Cheryl D. Perrin ................   Senior Vice President, Public Affairs                          58            1976
     Mary F. Sammons .................   Senior Vice President, Apparel and Home Electronics Group      50            1973
     Scott L. Wippel .................   Senior Vice President, Corporate Facilities                    43            1992
     ---------------------------------------------------------------------------------------------------------------------

          The executive officers of the Company are elected annually for one year and hold office until their successors are elected and qualified. There are no family relationships among the executive officers of the Company.

          Mr. Miller became Chairman of the Board and Chief Executive Officer of the Company in August of 1991. Prior to that time he was employed by Albertson's, where his most recent positions were Executive Vice President of Retail Operations from 1989 to 1991 and Senior Vice President and Regional Manager from 1985 to 1989. Mr. Miller has more than 30 years of experience in the retail food industry.

          Mr. Thrasher became Executive Vice President and Chief Administrative Officer in January of 1997. Prior to that time, he was Senior Vice President, Finance and Chief Financial Officer from March 1989 until January 1997, Vice President Finance, Chief Financial Officer and Secretary from 1987 until 1989 and Vice President, Corporate Treasurer from 1982 until 1987.

          Mr. Abbott became Senior Vice President, Home Group in February 1996. Prior to that time, he served as Vice President, Home Group from September 1994 through February 1996 and Vice President, Food Group from 1989 through August 1994.

          Mr. Baltzell became Senior Vice President, Store Sales in 1996. Prior to that time he was Senior Vice President, Store Sales and Operations Division from June 1989 until 1996 and Vice President, Food Operations of the Company from 1982 until June 1989.

          Mr. Cooke became Senior Vice President, General Counsel and Secretary in April 1993. Prior to that time he was Vice President, General Counsel and Secretary of the Company from August 1992 until April 1993. From 1982 to 1992, he was an officer of Pan American World Airways, Inc., serving as Senior Vice President and General Counsel from 1990 to 1992. From 1973 to 1980, he was associated with the law firm Simpson Thacher and Bartlett.


                       Fred Meyer, Inc. and Subsidiaries                      13

          Mr. Dayoob became Senior Vice President, President, Fred Meyer Jewelers in June 1996. Prior to that time, he served as Senior Vice President, Jewelry Division from 1993 until June 1996 and Senior Vice President, Photo Electronics and Jewelry Group from 1989 to 1993. The Home Electronics Division was merged into the General Group in 1993. From 1979 until 1989, Mr. Dayoob served as Vice President, Jewelry Division.

          Mr. Don became Senior Vice President, Chief Executive Officer Fred Meyer Jewelers in June 1996. Prior to that time, he served as Senior Vice President, Strategic Planning and Asset Management from June 1995 to June 1996 and Vice President, Corporate Treasurer from October 1987 to June 1995. Before joining the Company in 1987, he was Controller and Treasurer for two real estate development and management companies.

          Mr. Duncan became Senior Vice President, Food Group in February 1996. Prior to that time, he served as Food Group Division Vice President from 1994 to February 1996 and Vice President Grocery Merchandiser from 1992 to 1994. During 1991 and prior to joining the Company in 1992, he was Director of Operations for Albertson's.

          Mr. Intile became Senior Vice President, Distribution and Trucking in June 1996. Prior to that time, he served as Vice President of Distribution from 1991 to 1996 and Assistant Vice President of Industrial Engineering from 1988 to 1991. Before joining the Company in 1988, he worked for PayLess Drug Stores in their distribution center operations from 1975 to 1988.

          Mr. Jessick became Senior Vice President, Finance and Chief Financial Officer in January of 1997. Prior to that time, he was employed by Thrifty PayLess Holdings Inc., where his most recent positions were Executive Vice President and Chief Financial Officer from 1994 to 1996 and Senior Vice President, Finance and Chief Financial Officer from 1990 until 1994.

          Mr. Lovett became Senior Vice President, Human Resources of the Company in February 1992. Prior to that time he was employed by Eagle Food Centers, where he was Senior Vice President of Human Resources and Vice President of Industrial Relations.

          Mr. Myhr became Senior Vice President, Sales Promotion and Marketing in 1991. Prior to that time he was Senior Vice President, Strategic Marketing from 1989 until 1991 and Vice President, Sales Promotion from 1982 until 1989.

          Ms. Perrin became Senior Vice President, Public Affairs in April 1992. Prior to that time she was Vice President, Public Affairs from 1988 until 1992 and Vice President, Government Affairs from 1985 until 1988.

          Ms. Sammons became Senior Vice President, Apparel and Home Electronics Group in 1995. Prior to that time she was Senior Vice President, General Group from June 1989 until 1995, Senior Vice President, Soft Goods Division from January 1986 until June 1989 and Vice President within the Soft Goods Division from 1980 until January 1986.

          Mr. Wippel became Senior Vice President, Corporate Facilities in April 1993. Prior to that time he was Vice President, Corporate Facilities from June 1992 until April 1993. Before joining the Company, he was employed by Albertson's where his most recent positions were Vice President of Real Estate from 1990 to 1992 and Director of Real Estate from 1988 to 1990.


14                     Fred Meyer, Inc. and Subsidiaries

                                     Part II
--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.
------------------------------------------------------------------------

Common Stock Information

     The Company's common stock is traded on the New York Stock Exchange (NYSE) under the symbol "FMY." At February 1, 1997, the Company had approximately 1,300 shareholders of record.

          The Company has not paid dividends since its incorporation in 1981, and it is the current policy of the Board of Directors that all available cash flow be used for reinvestment in the business of the Company and for the reduction of debt.

                                                           Price Ranges of Common Stock
                                          -----------------------------------------------------------------
                                                   1996                   1995                   1994
                                          ------------------     -------------------    -------------------
     Fiscal Quarter                          High        Low        High         Low       High         Low
     ------------------------------------------------------------------------------------------------------
     First ..........................     $29 7/8    $22 1/4     $33 3/8     $23 1/2    $42 1/2     $35 5/8

     Second .........................      32         26 1/8      29          23 1/2     38 3/4      35

     Third ..........................      37 5/8     28 3/4      26 7/8      18 5/8     37 3/8      31 1/4

     Fourth .........................      36 3/4     29 7/8      23 5/8      17 3/8     35 3/4      29 1/4
     ------------------------------------------------------------------------------------------------------


                       Fred Meyer, Inc. and Subsidiaries                      15

Item 6. Selected Financial Data.
--------------------------------
(Page 1 of 3)
                                                                       Fiscal Year Ended
                                                    -------------------------------------------------------------
(In thousands, except per-share data,               February 1,    February 3,    January 28,    January 29,
 percentages and number of stores)                        1997           1996           1995           1994
-----------------------------------------------------------------------------------------------------------------
Income Statement Data
Net sales ......................................... $3,724,839     $3,422,718     $3,122,635     $2,973,825
Gross margin ......................................  1,105,527        973,514        861,320        885,257/6
Operating and administrative expenses .............    971,667        885,087        807,924        747,151
Writedown of California assets/restructuring
  charge (reversal) ...............................         --             --         15,978/5           --
Income from operations ............................    133,860         88,427         37,418/5      138,106/6
Interest expense, net of interest income/1 ........     39,432         39,578         25,857         17,604
Income (loss) before income taxes .................     94,428         48,849         11,561/5      120,502
Provision for (benefit from) income taxes .........     35,883         18,563          4,393/5       49,598/7
Net income (loss) before accounting
  change/extraordinary item .......................     58,545         30,286          7,168/5       70,904/6,7
Accounting change/extraordinary item ..............         --             --             --         (2,588)/8
                                                    ----------     ----------     ----------     ----------
Net income (loss) ................................. $   58,545     $   30,286     $    7,168/5   $   68,316/6,7,8
                                                    ==========     ==========     ==========     ==========
Earnings (loss) per common share:
  Net income (loss) before accounting
    change/extraordinary item .....................      $2.09          $1.07           $.25/5        $2.50/6,7
  Accounting change/extraordinary item ............         --             --             --           (.09)/8
                                                    ----------     ----------     ----------     ----------
  Net income (loss) ...............................      $2.09          $1.07           $.25/5        $2.41/6,7,8
                                                    ==========     ==========     ==========     ==========
Balance Sheet Data
Total assets ...................................... $1,693,414     $1,671,592     $1,562,672     $1,326,076
                                                    ==========     ==========     ==========     ==========
Capitalization:
  Long-term debt .................................. $  521,512     $  656,260     $  540,166     $  321,398
  Capital lease obligations .......................     59,882         58,318         63,229         65,955
                                                    ----------     ----------     ----------     ----------
    Total long-term debt and capital lease
      obligations .................................    581,394        714,578        603,395        387,353
  Stockholders' equity ............................    567,298        571,234        538,620        527,686
                                                    ----------     ----------     ----------     ----------
    Total capitalization .......................... $1,148,692     $1,285,812     $1,142,015     $  915,039
                                                    ==========     ==========     ==========     ==========
Statistical Information
Percent of net sales:
  Nonfood sales ...................................      58.9%          59.0%          61.7%          62.5%
  Food sales ......................................      41.1%          41.0%          38.3%          37.5%
  Net income (loss) ...............................       1.6%            .9%            .2%/5         2.3%/6,7,8
Total stores sales growth .........................       8.8%           9.6%           5.0%           4.4%
Comparable stores sales percentage increase
  (decrease)/2 ....................................       3.8%/3         2.1%/4        (2.0)%          2.4%
Long-term debt and capital leases as a
  percent of total capitalization .................      50.6%          55.6%          52.8%          42.3%
Number of multidepartment and specialty
  stores operated at year end .....................        219            136            131            127
Total retail square feet at end of year ...........     15,935         14,857         14,194         13,423
Selling square feet at end of year ................     11,704         10,817         10,490          9,999
Sales per selling square foot (weighted average)...       $328           $316           $304           $312
Common shares outstanding (weighted average).......     27,962         28,333         28,625         28,375
-----------------------------------------------------------------------------------------------------------------


16a                    Fred Meyer, Inc. and Subsidiaries

Item 6. Selected Financial Data.
--------------------------------
(Page 2 of 3)
                                                                        Fiscal Year Ended
                                                    -------------------------------------------------------------
(In thousands, except per-share data,               January 30,    February 1,     February 2,     February 3,
 percentages and number of stores)                        1993           1992            1991            1990
-----------------------------------------------------------------------------------------------------------------
Income Statement Data
Net sales ......................................... $2,849,521     $2,700,550      $2,474,327      $2,283,187
Gross margin ......................................    852,821        807,729         739,992         669,696
Operating and administrative expenses .............    738,581        724,446         672,484         619,605
Writedown of California assets/restructuring
  charge (reversal) ...............................         --         (8,289)/9           --          49,277/9
Income from operations ............................    114,240         91,572/10       67,508             814/12
Interest expense, net of interest income/1 ........     18,070         20,577          15,974          13,947
Income (loss) before income taxes .................     96,170         70,995/9,10     51,534         (13,133)/12
Provision for (benefit from) income taxes .........     35,583         25,768          17,951          (6,285)/12
Net income (loss) before accounting
  change/extraordinary item .......................     60,587         45,227/9,10     33,583          (6,848)/12
Accounting change/extraordinary item ..............         --             --              --              --
                                                    ----------     ----------      ----------      ----------
Net income (loss) ................................. $   60,587     $   45,227/9,10 $   33,583      $   (6,848)/12
                                                    ==========     ==========      ==========      ==========
Earnings (loss) per common share:
  Net income (loss) before accounting
    change/extraordinary item .....................      $2.21          $1.80/9,10      $1.37           $(.28)/12
  Accounting change/extraordinary item ............         --             --              --              --
                                                    ----------     ----------      ----------      ----------
  Net income (loss) ...............................      $2.21          $1.80/9,10      $1.37           $(.28)/12
                                                    ==========     ==========      ==========      ==========
Balance Sheet Data
Total assets ...................................... $1,081,627       $974,780        $905,756        $796,894
                                                    ==========     ==========      ==========      ==========
Capitalization:
  Long-term debt ..................................   $195,837       $240,968        $232,881        $188,441
  Capital lease obligations .......................     70,313         67,387          67,664          66,393
                                                    ----------     ----------      ----------      ----------
    Total long-term debt and capital lease
      obligations .................................    266,150        308,355         300,545         254,834
  Stockholders' equity ............................    450,128        335,154         285,299         251,546
                                                    ----------     ----------      ----------      ----------
    Total capitalization .......................... $  716,278     $  643,509      $  585,844      $  506,380
                                                    ==========     ==========      ==========      ==========
Statistical Information
Percent of net sales:
  Nonfood sales ...................................      63.3%          63.7%           64.3%           66.8%
  Food sales ......................................      36.7%          36.3%           35.7%           33.2%
  Net income (loss) ...............................       2.1%           1.7%            1.4%            (.3)%/12
Total stores sales growth .........................       5.6%           9.2%           11.6%/11         8.4%/11
Comparable stores sales percentage increase
  (decrease)/2 ....................................       3.0%           4.0%            3.6%/11         4.5%/11
Long-term debt and capital leases as a
  percent of total capitalization .................      37.2%          47.9%           51.3%           50.3%
Number of multidepartment and specialty
  stores operated at year end .....................        123            122             122             125
Total retail square feet at end of year ...........     12,646         12,679          12,213          11,743
Selling square feet at end of year ................      9,471          9,657           9,361           9,056
Sales per selling square foot (weighted average)...       $304           $283            $269            $261/11
Common shares outstanding (weighted average).......     27,446         25,182          24,500          24,801
-----------------------------------------------------------------------------------------------------------------


16b                    Fred Meyer, Inc. and Subsidiaries

Item 6. Selected Financial Data.
--------------------------------
(Page 3 of 3)
                                                                  Fiscal Year Ended
                                                    -------------------------------------------
(In thousands, except per-share data,               January 28,     January 30,     January 31,
 percentages and number of stores)                        1989            1988            1987
-----------------------------------------------------------------------------------------------
Income Statement Data
Net sales ......................................... $2,072,507      $1,847,104      $1,687,674
Gross margin ......................................    609,378         546,418         487,295
Operating and administrative expenses .............    543,188         485,083         429,935
Writedown of California assets/restructuring
  charge (reversal) ...............................         --              --              --
Income from operations ............................     66,190          61,335          57,360
Interest expense, net of interest income/1 ........      9,291           7,449          11,945
Income (loss) before income taxes .................     56,899          53,886          45,415
Provision for (benefit from) income taxes .........     20,238          21,850          21,350
Net income (loss) before accounting
  change/extraordinary item .......................     36,661          32,036          24,065
Accounting change/extraordinary item ..............         --              --          (1,530)/13
                                                    ----------      ----------      ----------
Net income (loss) ................................. $   36,661      $   32,036      $   22,535
                                                    ==========      ==========      ==========
Earnings (loss) per common share:
  Net income (loss) before accounting
    change/extraordinary item .....................      $1.50           $1.31           $1.15
  Accounting change/extraordinary item ............         --              --            (.07)/13
                                                    ----------      ----------      ----------
  Net income (loss) ...............................      $1.50           $1.31           $1.08
                                                    ==========      ==========      ==========
Balance Sheet Data
Total assets ...................................... $  686,806      $  626,522      $  533,986
                                                    ==========      ==========      ==========
Capitalization:
  Long-term debt .................................. $   92,180      $   87,730      $   76,874
  Capital lease obligations .......................     50,774          46,904          36,093
                                                    ----------      ----------      ----------
    Total long-term debt and capital lease
      obligations .................................    142,954         134,634         112,967
  Stockholders' equity ............................    258,188         221,056         186,692
                                                    ----------      ----------      ----------
    Total capitalization .......................... $  401,142      $  355,690      $  299,659
                                                    ==========      ==========      ==========
Statistical Information
Percent of net sales:
  Nonfood sales ...................................      68.2%           67.6%           66.1%
  Food sales ......................................      31.8%           32.4%           33.9%
  Net income (loss) ...............................       1.8%            1.7%            1.3%
Total stores sales growth .........................      12.2%            9.5%            6.6%
Comparable stores sales percentage increase
  (decrease)/2 ....................................       7.9%            6.6%            4.3%
Long-term debt and capital leases as a
  percent of total capitalization .................      35.6%           37.9%           37.7%
Number of multidepartment and specialty
  stores operated at year end .....................        112              99              93
Total retail square feet at end of year ...........     10,925          10,494           9,738
Selling square feet at end of year ................      8,388           8,064           7,497
Sales per selling square foot (weighted average)...       $253            $239            $228
Common shares outstanding (weighted average).......     24,470          24,403          20,870
-----------------------------------------------------------------------------------------------

/1   Interest income was $858, $1,060, $885, $707, $544, $517, $467, $482, $336,
     $350 and $1,679, respectively.
/2 Includes only sales of stores operating throughout each of the periods compared.
/3 The calculation for comparable store sales for the year ended February 1, 1997 is computed on a 52-week basis for both years.
/4 The calculation for comparable store sales for the year ended February 3, 1996, a 53-week year, is computed by adding a 53rd week to 1994's sales base.
/5 In 1994, the Company recorded a pretax charge of $15,978 to writedown to their estimated net realizable value one multidepartment store and three land parcels in California. Excluding this writedown, income from operations, income before income taxes, provision for income taxes, net income and earnings per common share would have been $53,396, $27,539, $10,465, $17,074 and $.60, respectively; and net income as a percent of net sales would have been .5%.
/6   Includes a nonrecurring LIFO credit of $6,178.
/7 Includes $3,588 from the resolution of an IRS audit ($2,286) related to the LIFO credit and a 38% tax rate.
/8 Effect of adopting Statement of Financial Accounting Standards No. 109 relating to income taxes.
/9 In 1989, the Company took a pretax charge of $49,277 related to closing some of its stores and for conversion of its management information systems from Honeywell to IBM. In 1991, the Company reversed $8,289 of this charge based on a decision not to close as many stores as previously provided for.
/10 Excluding the benefit from the restructuring charge reversal of $8,289 and a charge against expenses for previously capitalized software development costs of $8,748, income from operations, net income and earnings per common share would have been $92,031, $45,516 and $1.81 respectively.
/11  Excludes 53rd week in the fiscal year ended February 3, 1990.
/12 Excluding the restructuring charge of $49,277, income from operations, income before income taxes, provision for income taxes, net income, earnings per common share and net income as a percent of net sales would have been $50,091, $36,144, $11,947, $24,197, $.98 and 1.1%, respectively.
/13 Prepayment costs of $1,530 ($.07 per share) from early extinguishment of 17% Senior and Subordinated Notes, net of taxes.


                       Fred Meyer, Inc. and Subsidiaries                      17

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations.
----------------------------------------------

     The following discussion summarizes Fred Meyer, Inc.'s operating results for the fiscal year ended February 1, 1997 ("1996") compared with the fiscal year ended February 3, 1996 ("1995") and for 1995 compared with the fiscal year ended January 28, 1995 ("1994"). Also included are discussions of the Company's liquidity, capital resources, effect of LIFO, effect of inflation and recent accounting changes. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements.

Results of Operations--1996 Compared with 1995

     Net sales for 1996 (52 weeks) increased $302,121,000, or 8.8%, over 1995 (53 weeks). This increase reflects openings of five full-size multidepartment stores, two marketplace stores, and five jewelry stores in malls and the acquisition of 71 mall jewelry stores. Comparable store sales, measured on a 52-week corresponding period for both years, increased 3.8% for 1996. Comparable food sales increased 4.7%, and comparable nonfood sales increased 3.1%. Food sales as a percent of net sales were 41.1% and 41.0%, respectively for 1996 and 1995.

          Gross margin as a percent of net sales was 29.7% in 1996 compared with 28.4% in 1995. Gross margins increased primarily due to significant reductions in markdowns in 1996 versus 1995, the effects of increased sales of higher-margin jewelry, primarily from the 71 acquired fine jewelry stores, and lower distribution costs as a percent of sales.

          Operating and administrative expenses increased 9.8% to $971,667,000 in 1996 from $885,087,000 in 1995, and as a percent of net sales were 26.1% in 1996 and 25.9% in 1995. Operating and administrative expenses increased as a percent of sales due to the higher expense structure at the fine jewelry stores and increased wages for additional staffing in some nonfood sections of the multidepartment stores. These increases were partially offset by reduced advertising expense as a percent of sales.

          Net interest expense decreased to $39,432,000 in 1996 from $39,578,000 in 1995. The decrease primarily reflects lower borrowings due to the impact of the Company's third quarter $108,000,000 sale-leaseback of 10 stores and to improved cash flow from operations, offset in part by the third quarter repurchase of $70,000,000 of common stock.

          The effective tax rate was 38.0% for both 1996 and 1995.

          Net income was $58,545,000 for 1996 and $30,286,000 for 1995. This
     increase is primarily the result of the above-mentioned factors.

Results of Operations--1995 Compared with 1994

     Net sales for 1995 (53 weeks) increased $300,083,000, or 9.6%, over 1994 (52 weeks). This increase reflects openings of six full-size multidepartment stores, three jewelry stores in malls and the addition of food to three previously nonfood stores, offset in part by the closure of four multidepartment stores. Comparable store sales increased 2.1% for 1995. Comparable food sales increased 6.6% and comparable nonfood sales decreased .9%. These sales comparisons were aided by the negative impact of labor strikes on 1994 sales. Excluding store sales during the three-month period in 1994 affected by the strikes, total comparable store sales decreased .6% in 1995, with comparable food sales increasing 3.1% and comparable nonfood sales decreasing 3.0%. Comparable sales are measured on a 53-week corresponding period for both years. Food sales as a percent of net sales were 41.0% and 38.3%, respectively, for 1995 and 1994. The increase in food sales as a percent of net sales was primarily due to an increase in the number of the Company's stores that sell food.


18                     Fred Meyer, Inc. and Subsidiaries

          Gross margin as a percent of net sales was 28.4% in 1995 compared with 27.6% in 1994. 1995's fourth quarter gross margins increased as a percent of sales primarily due to the comparison to reduced 1994 fourth quarter margins, which were affected by factors associated with labor strikes and increased promotional activities. Gross margins for 1995, however, were negatively affected by slow nonfood sales, a high level of nonfood promotions and a greater portion of sales being in food where margins are typically lower, partially offset by a lower LIFO charge and the impact of increased utilization of new flow-through distribution facilities.

          Operating and administrative expenses increased 9.6% to $885,087,000 in 1995 from $807,924,000 in 1994, and as a percent of net sales were 25.9% for both years. This comparison was prior to reflecting 1994's writedown of California assets of $15,978,000, covering one store and three land parcels.

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

Liquidity and Capital Resources

     The Company funded its working capital and capital expenditure needs in 1996 through internally generated cash flow and sale-leaseback proceeds, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper. Cash provided by operating activities was approximately $33,192,000 higher in 1996 than 1995. This was mainly due to a decrease in working capital (primarily through increased accounts payable) and the increase in net income. Changes in cash flows from investing and financing activities are primarily the result of the timing of borrowing and capital expenditures. Additionally, in 1996 the Company repurchased 2,200,000 shares of its common stock for $70,099,000, including expenses.

          On September 5, 1996 with respect to 10 of its stores, the Company closed a sale-leaseback which generated $108,000,000 in net proceeds used to pay down credit lines. The leases are for an initial term of 21 years, subject to renewal at the option of the Company; and the average rent, including amortization of fees and a deferred gain, is approximately $8,200,000 annually.

          The Company renewed its credit facility in 1996 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500,000,000. This agreement continues through June 30, 2000, at which time the agreement terminates and any outstanding amounts must be paid in full. In addition to this committed credit facility, at February 1, 1997 the Company had $105,000,000 of uncommitted money market lines with several foreign banks and $120,000,000 of uncommitted money market lines with banks which are also in the committed credit facility. The bank lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as the development of MIS. At February 1, 1997 the Company had unrated commercial paper outstanding in the amount of $283,040,000 and a total of approximately $216,960,000 available for borrowings that would be supported by its committed credit facility.

          In 1995, the Company entered into operating lease agreements covering existing leased stores and the construction of new stores, with costs aggregating $160,000,000. Lease payments are based on a spread over LIBOR on the utilized portion of the facility. As of February 1, 1997, $136,307,000 was utilized under the agreement. After the initial five-year noncancelable lease term, the leases may be extended by agreement of the parties or the Company may purchase the properties.


                       Fred Meyer, Inc. and Subsidiaries                      19

          In 1992, the Company's Board of Directors adopted a derivative policy recognizing derivative financial instruments as an integral part of its risk management program. Management periodically reviews the use of derivative transactions and market positions, including assessments of compliance with the policy.

          The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At February 1, 1997, the Company had outstanding four interest rate contracts, for a total notional principal amount of $75,000,000, with commercial banks. Two swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at rates between 5.20% and 7.595% on a notional principal amount of $40,000,000. These contracts expire through 1998. Two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $35,000,000. These contracts expire through 1999. The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At February 1, 1997, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80,000,000, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.2775% and 6.537% on notional principal amounts of $40,000,000. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional principal amounts totaling $40,000,000. All seven of these contracts expire in 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate and rent rate swap and cap agreements. The Company requires an A or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

          During 1996, capital expenditures totaled $146,917,000, net of real estate financed on leases. The Company opened five full-size multidepartment stores, two marketplace stores and five jewelry stores in malls, acquired 71 jewelry stores in malls and remodeled four multidepartment stores. In addition, the Company is continuing its program of replacing and upgrading its MIS. During 1996, the Company also began construction of four multidepartment stores and one replacement store scheduled to open in 1997. At least five major remodels are planned for completion in 1997. The Company believes that a combination of cash flow from operations, proceeds from sale-leasebacks, lease facilities and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1997, estimated at $165,000,000, net of estimated real estate financed on leases.

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

Recent Accounting Changes

     There are no issued and pending accounting changes which will have a material effect on the Company's financial reporting.


20                     Fred Meyer, Inc. and Subsidiaries

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

Statements of Consolidated Operations

                                                                                  Fiscal Year Ended
                                                                     ----------------------------------------------
                                                                     February 1,       February 3,      January 28,
(In thousands, except per-share data)                                      1997              1996             1995
------------------------------------------------------------------------------------------------------------------
Net Sales ....................................................       $3,724,839        $3,422,718       $3,122,635
                                                                     ---------------------------------------------
Cost of Goods Sold:
    General ..................................................        2,613,746         2,443,531        2,255,749
    Related party lease (Note 3) .............................            5,566             5,673            5,566
                                                                     ---------------------------------------------
Total cost of goods sold .....................................        2,619,312         2,449,204        2,261,315
                                                                     ---------------------------------------------
Gross Margin .................................................        1,105,527           973,514          861,320
Operating and Administrative Expenses:
    General ..................................................          920,713           829,486          750,888
    Related party leases (Notes 3 and 8) .....................           50,954            55,601           57,036
                                                                     ---------------------------------------------
    Total operating and administrative expenses ..............          971,667           885,087          807,924
                                                                     ---------------------------------------------
Writedown of California Assets (Note 4) ......................               --                --           15,978
                                                                     ---------------------------------------------
Income from Operations .......................................          133,860            88,427           37,418
Interest Expense, net of interest income of $858,
    $1,060 and $885 ..........................................           39,432            39,578           25,857
                                                                     ---------------------------------------------
Income before Income Taxes ...................................           94,428            48,849           11,561
Provision for Income Taxes (Note 6) ..........................           35,883            18,563            4,393
                                                                     ---------------------------------------------
Net Income ...................................................       $   58,545        $   30,286       $    7,168
                                                                     =============================================
Net Income per Common Share ..................................            $2.09             $1.07             $.25
                                                                     =============================================
Weighted Average Number of Common Shares Outstanding .........           27,962            28,333           28,625
------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      21

Consolidated Balance Sheets

Assets
                                                                                       February 1,       February 3,
(In thousands)                                                                               1997              1996
-------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents ..................................................       $   48,769        $   41,849
    Receivables ................................................................           23,729            24,683
    Inventories ................................................................          604,910           520,555
    Prepaid expenses and other .................................................           43,149            23,680
    Current portion of deferred taxes (Note 6) .................................           17,226            22,046
                                                                                       ----------------------------
    Total current assets .......................................................          737,783           632,813
                                                                                       ----------------------------
Property and Equipment:
    Buildings, fixtures and equipment ..........................................        1,397,872         1,366,511
    Property held under capital leases (Note 8) ................................           17,523            17,523
    Land .......................................................................          139,474           160,657
                                                                                       ----------------------------
    Total property and equipment ...............................................        1,554,869         1,544,691
    Less accumulated depreciation and amortization .............................          625,104           530,543
                                                                                       ----------------------------
    Property and equipment--net .................................................         929,765         1,014,148
                                                                                       ----------------------------
Other Assets:
    Goodwill--net ...............................................................           4,599             4,907
    Other ......................................................................           21,267            19,724
                                                                                       ----------------------------
    Total other assets .........................................................           25,866            24,631
                                                                                       ----------------------------
    Total assets ...............................................................       $1,693,414        $1,671,592
-------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


22                     Fred Meyer, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholder's Equity
                                                                                       February 1,       February 3,
(In thousands, except per share data)                                                        1997              1996
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Outstanding checks .........................................................       $  112,991        $   63,177
    Accounts payable ...........................................................          285,439           193,896
    Current portion of long-term debt and lease obligations (Notes 5 and 8)                 1,038             1,468
    Income taxes payable .......................................................            5,115             4,857
    Accrued expenses:
        Compensation ...........................................................           58,347            48,743
        Insurance and other ....................................................           41,651            37,590
                                                                                       ----------------------------
    Total current liabilities ..................................................          504,581           349,731
                                                                                       ----------------------------
Long-term Debt (Note 5) ........................................................          521,512           656,260
                                                                                       ----------------------------
Capital Lease Obligations (Note 8) .............................................           13,227            13,298
                                                                                       ----------------------------
Deferred Lease Transactions (Note 8) ...........................................           46,318            42,271
                                                                                       ----------------------------
Deferred Income Taxes (Note 6) .................................................           35,176            30,814
                                                                                       ----------------------------
Other Long-term Liabilities (Notes 8 and 10) ...................................            5,302             7,984
                                                                                       ----------------------------
Commitments and Contingencies (Notes 8 and 12)
  Stockholders' Equity (Note 7):
    Preferred stock, $.01 par value (authorized, 5,000 shares;
        outstanding, none) .....................................................               --                --
    Common stock, $.01 par value (authorized, 100,000 shares;
        issued--28,404 shares and 26,705 shares;
        outstanding--26,204 shares and 26,705 shares) ...........................             287               270
Additional paid-in capital .....................................................          203,314           195,593
Treasury stock 1996--2,200 shares and other .....................................         (70,425)             (206)
Retained earnings ..............................................................          434,122           375,577
                                                                                       ----------------------------
Total stockholders' equity .....................................................          567,298           571,234
                                                                                       ----------------------------
Total liabilities and stockholders' equity .....................................       $1,693,414        $1,671,592
-------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      23

Statements of Consolidated Cash Flows

                                                                                                Fiscal Year Ended
                                                                                   ----------------------------------------------
                                                                                   February 1,       February 3,      January 28,
(In thousands)                                                                            1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income .................................................................      $ 58,545          $ 30,286         $  7,168
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment ................       116,546           107,077           89,474
        Amortization of goodwill ...............................................           308               308              308
        Writedown of California assets .........................................            --                --           15,978
        Deferred lease transactions ............................................        (4,944)           (3,384)          (2,599)
        Deferred income taxes ..................................................         9,182             1,626           (3,526)
        Other liabilities ......................................................        (2,682)           (2,085)            (347)
        Inventories ............................................................       (84,355)           (6,082)         (37,358)
        Other current assets ...................................................       (17,714)           13,705            1,552
        Accounts payable and accrued expenses ..................................       105,210           (28,890)          11,613
        Income taxes ...........................................................           258            19,878          (33,681)
        Other ..................................................................       (14,110)              613            1,458
                                                                                      -------------------------------------------
    Net cash provided by operating activities ..................................       166,244           133,052           50,040
                                                                                      -------------------------------------------
Cash Flows from Financing Activities:
    Issuance of common stock - net .............................................         7,498             2,278            3,369
    Stock repurchase and related expenses ......................................       (70,099)               --               --
    Collection of notes receivable .............................................           794               515              364
    Increase in notes receivable ...............................................          (857)           (2,391)            (213)
    Increase/(decrease) in outstanding checks ..................................        49,814           (18,162)           8,968
    Long-term financing:
        Borrowings .............................................................            --           158,500          258,871
        Repayments .............................................................      (135,249)          (42,652)         (40,093)
                                                                                      -------------------------------------------
    Net cash (used for) provided by financing activities .......................      (148,099)           98,088          231,266
                                                                                      -------------------------------------------
Cash Flows from Investing Activities:
    Net sales (purchases) of investment securities .............................        12,340             1,110             (935)
    Purchases of property and equipment ........................................      (146,917)         (236,052)        (284,193)
    Proceeds from sale of property and equipment ...............................       123,352            10,783            4,636
                                                                                      -------------------------------------------
    Net cash used for investing activities .....................................       (11,225)         (224,159)        (280,492)
                                                                                      -------------------------------------------
Net Increase in Cash and Cash Equivalents for the Year .........................         6,920             6,981              814
Cash and Cash Equivalents, Beginning of Year ...................................        41,849            34,868           34,054
                                                                                      -------------------------------------------
Cash and Cash Equivalents, End of Year .........................................      $ 48,769          $ 41,849         $ 34,868
                                                                                      -------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the year for:
        Interest (including interest capitalized of $121, $3,629, and $2,520)         $ 40,458          $ 45,228         $ 31,022
        Income taxes ...........................................................        25,744            (3,256)          40,757
---------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


24                     Fred Meyer, Inc. and Subsidiaries

Statements of Changes in Consolidated Stockholders' Equity

                                               Common Stock                     Treasury Stock
                                            --------------------------------------------------
                                            Number             Additional    Number
                                                of                Paid-in        of                          Retained
(In thousands)                              Shares   Amount       Capital    Shares     Amount     Other     Earnings        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 1994 ................  26,415     $267      $189,949        --   $     --     $(653)    $338,123    $527,686
Issuance of common stock:
Stock options exercised ..................     153        1         2,611        --         --        --           --        2,612
Tax benefits from stock options ..........      --       --           757        --         --        --           --          757
Amortization of unearned compensation ....      --       --            --        --         --       397           --          397
Net income ...............................      --       --            --        --         --        --        7,168        7,168
                                            --------------------------------------------------------------------------------------
Balance, January 28, 1995 ................  26,568      268       193,317        --         --      (256)     345,291      538,620
Issuance of common stock:
Stock options exercised ..................     137        2         2,016        --         --        --           --        2,018
Tax benefits from stock options ..........      --       --           260        --         --        --           --          260
Amortization of unearned compensation ....      --       --            --        --         --        50           --           50
Net income ...............................      --       --            --        --         --        --       30,286       30,286
                                            --------------------------------------------------------------------------------------
Balance, February 3, 1996 ................  26,705      270       195,593        --         --      (206)     375,577      571,234
Issuance of common stock:
Stock options exercised ..................   1,689       17         7,244        --         --        --           --        7,261
Stock bonus ..............................      10       --           166        --         --      (566)          --         (400)
Treasury stock ...........................      --       --          (326)    2,200    (69,773)       --           --      (70,099)
Tax benefits from stock options ..........      --       --           637        --         --        --           --          637
Amortization of unearned compensation ....      --       --            --        --         --       120           --          120
Net income ...............................      --       --            --        --         --        --       58,545       58,545
                                            --------------------------------------------------------------------------------------
Balance, February 1, 1997 ................  28,404     $287      $203,314     2,200   $(69,773)    $(652)    $434,122     $567,298
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      25

Notes to Consolidated Financial Statements

1.   The Company

     Fred Meyer, Inc., a Delaware corporation, and its subsidiaries operate a chain of retail stores offering a wide range of food, products for the home, apparel, fine jewelry, and home improvement items, with emphasis on necessities and items of everyday use. At February 1, 1997 the Company operated 219 stores, of which 109 are large multidepartment stores (101 with food departments), located in Oregon, Washington, Utah, Alaska, Idaho and Montana; and the balance are smaller specialty stores (including 105 jewelry stores in malls).

2.   Summary of Significant Accounting Policies

     Principles of Consolidation--The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1996, 1995 and 1994 ended on February 1, 1997, February 3, 1996 and January 28, 1995, respectively. Fiscal years 1996, 1995 and 1994 were 52, 53 and 52 weeks, respectively.

          Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

     Business Segment--The Company's operations consist of one segment, retail sales.

     Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Receivables--Receivables are reported net of allowances for potential uncollected accounts of $1,348,000 and $1,294,000 at February 1, 1997 and February 3, 1996, respectively.

     Inventories--Inventories consist principally of items held for sale in its retail operations and substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out method, which approximates replacement cost, had been used in determining inventory values, they would have been $52,774,000 and $53,940,000 higher at February 1, 1997 and February 3, 1996, respectively.

     Property and Equipment--Property and equipment is stated at cost. Depreciation on buildings and equipment is provided using the straight-line method over the estimated useful lives of the related assets of three to 31 years. Amortization of property under capital leases is provided using the straight-line method over the remaining related lease terms of 16 to 40 years.

     Goodwill--Goodwill is being amortized on a straight-line basis over 30 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows. Accumulated amortization was $4,659,000 and $4,352,000 at February 1, 1997 and February 3, 1996, respectively.

     Investment Securities--As of January 28, 1995, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At February 1, 1997, the carrying value of all debt and equity securities approximated their aggregate fair value. Debt securities are classified as held to maturity and are included in Other Assets.

     Outstanding Checks--Checks that are issued and that have not yet cleared the banks are included in current liabilities.

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


26                     Fred Meyer, Inc. and Subsidiaries

     Buying and Promotional Allowances--Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as earned.

     Self-insurance--The Company is primarily self-insured for general liability, property loss, worker's compensation and non-union health and welfare. Liabilities for these costs are based on actual claims and actuarial statements for estimates of claims that have been incurred but not reported.

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

     Stock-based Compensation--The Company adopted SFAS No. 123, Accounting for Stock-based Compensation, effective January 1, 1996. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, but will provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

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

3.   Related-party Transactions

     The Company leases 56 store locations (one of which is closed) and a distribution center from MetLife, which is a major beneficial shareholder of the Company's stock, and other related parties. Rents paid to related parties on these properties were $61,762,000; $64,010,000 and $65,804,000;
     respectively for 1996, 1995 and 1994. (See note 8.)

          Total rents included in operating and administrative expenses for locations leased or subleased from related parties were based on the average rental paid during the primary term of the leases. Rents associated with the Company's main distribution center and central bakery are included in cost of goods sold.

          In 1995, the Company offered interest-free loans of up to $100,000 each to 19 executives for the purpose of acquiring common stock of the Company. Repayment of these loans is required by June 1998 or upon termination of employment or sale of stock. At February 1, 1997 and February 3, 1996, outstanding loans under this program amounted to $1,394,000 and $1,839,000, respectively.

4.   Writedown of California Assets

     During 1994, the Company incurred a charge of $15,978,000 ($9,906,000 after a deferred tax benefit of $6,072,000) related to the writedown of certain assets and other costs associated with the Company's decision to exit the northern California market except for mall jewelry locations.


                       Fred Meyer, Inc. and Subsidiaries                      27

5.   Long-term Debt

     Long-term debt consisted of the following (in thousands):

                                                                         1996              1995
     -----------------------------------------------------------------------------------------------
     Commercial paper with maturities through July 1997,
        classified as long-term, interest rates of 5.44% to
        6.11% at February 1, 1997 ...................................     $283,040          $283,344
     Uncommitted bank borrowings classified as long-term ............           --           123,500
     Long-term notes secured by trust deeds, due through 2012,
        fixed interest rates from 9.00% to 9.52% ....................       41,819            42,536
     Long-term notes, unsecured:
        Due 1997 through 1998, interest rate is periodically
          reset, 6.10% at February 1,1997, paid quarterly ...........       70,000            70,000
        Due 1996, fixed interest rate of 7.74%, paid quarterly ......           --            10,000
        Due 2000, fixed interest rate of 6.775%, paid quarterly .....       20,000            20,000
     Senior notes, unsecured, due 1999 through 2007,
        fixed interest rates from 7.25% to 7.98% ....................      107,500           107,500
     Other ..........................................................           --               159
                                                                          --------------------------
     Total ..........................................................      522,359           657,039
     Less current portion............................................         (847)             (779)
                                                                          --------------------------
     Total ..........................................................     $521,512          $656,260
     -----------------------------------------------------------------------------------------------

          The Company has the ability to support commercial paper, uncommitted bank borrowings, and other debt on a long-term basis through its Bank Credit Agreement and therefore, based upon management's intent, has classified these borrowings, which total $283,040,000 at February 1, 1997, as long-term debt.

          The Company has a Bank Credit Agreement which provides for, among other things: (1) a revolving credit commitment of $500,000,000 with payment of the unpaid balance at June 30, 2000; (2) interest at a spread over LIBOR on such borrowings or various other pricing options; and (3) a facility fee of .15% of the amount of the commitment. This agreement requires the maintenance of specified ratios and restricts the amounts of cash dividends paid. The Company bought back $69,773,000 of its stock in 1996 under provisions of this agreement. At February 1, 1997 and through June 14, 1997, the Company is restricted from payment of dividends or repurchase of Company stock under this provision. As of June 15, 1997 the Company may pay cash dividends or repurchase Company stock based on 40% of net income for the year ending January 31, 1998.

          The Company has established uncommitted lines of credit for $105,000,000 with foreign banks and has uncommitted bid lines of credit for $120,000,000 with certain banks within its committed bank group. These lines, which generally have terms of one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the Bank Credit Agreement. The Company has unrated commercial paper programs with maturities ranging up to 270 days in amounts up to a maximum of $500,000,000. The Company also has available letters of credit lines for $66,000,000, of which $24,330,000 had been issued at February 1, 1997.

          The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At February 1, 1997, the Company had outstanding four interest rate contracts, for a total notional principal amount of $75,000,000, with commercial banks. The two swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at rates between 5.20% and 7.595% on a notional principal amount of $40,000,000. These contracts expire through 1998. The two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $35,000,000. These contracts expire through 1999. The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At February 1, 1997, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80,000,000, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.2775% and 6.537% on notional amounts of $40,000,000. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional amounts totaling $40,000,000. All seven of these contracts expire in 2000. Gains and losses on swaps


28                     Fred Meyer, Inc. and Subsidiaries
     and caps are amortized over the life of the instruments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

          Annual estimated long-term debt maturities for the five fiscal years subsequent to February 1, 1997 are: 1997, $847,000; 1998, $60,428,000;
     1999, $8,516,000; 2000, $314,743,000; 2001, $16,228,000; and thereafter,
     $121,597,000.

6.   Income Taxes

     The provision for income taxes includes the following (in thousands):

                                                        1996              1995             1994
     ------------------------------------------------------------------------------------------
     Current ....................................... $26,701           $16,937           $7,919
     Deferred ......................................   9,182             1,626          (3,526)
                                                     ------------------------------------------
     Total ......................................... $35,883           $18,563           $4,393
     ------------------------------------------------------------------------------------------

          A reconciliation between the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

                                                        1996              1995             1994
     ------------------------------------------------------------------------------------------
     Federal income taxes at the statutory rate .... $33,050           $17,097           $4,046
     State income taxes ............................   2,833             1,466              347
                                                     ------------------------------------------
     Provision for income taxes .................... $35,883           $18,563           $4,393
     ------------------------------------------------------------------------------------------

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 1997 and February 3, 1996 were as follows (in thousands):

                                                         1996              1995
     --------------------------------------------------------------------------
     Deferred tax assets:
       Capitalized inventory costs ................. $  8,627          $  7,150
       Accrued expenses ............................   23,954            20,369
       Restructuring related charges ...............    4,215             5,124
       Deferred lease transactions .................   13,644            16,063
       Other .......................................    8,552            10,058
                                                     --------------------------
         Total deferred tax assets .................   58,992            58,764
                                                     --------------------------
     Deferred tax liabilities:
       Accumulated depreciation ....................   55,782            54,170
       Prepaid expenses ............................   12,748             5,918
       LIFO inventory ..............................    8,412             7,444
                                                     --------------------------
         Total deferred tax liabilities ............   76,942            67,532
                                                     --------------------------
     Net deferred income taxes ..................... $ 17,950          $  8,768
                                                     --------------------------
     Current deferred income taxes--asset .......... $(17,226)         $(22,046)
     Noncurrent deferred income taxes--liability ...   35,176            30,814
                                                     --------------------------
     Net deferred income taxes ..................... $ 17,950          $  8,768
     --------------------------------------------------------------------------


                       Fred Meyer, Inc. and Subsidiaries                      29

7.   Stockholders' Equity

     Stock Incentive Plans--At February 1, 1997, 4,113,000 shares of common stock were reserved for issuance to employees, including officers and directors, and nonemployee agents, consultants and advisors, under stock incentive plans. These plans provide for the granting of incentive stock options, nonqualified stock options, stock bonuses, stock appreciation rights, cash bonus rights and performance units.

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

     Stock Options--Activity under the plans was as follows (in thousands, except per share data):

                                                                          Weighted
                                                                           Average
                                                                      Option Price
                                                            Shares       Per Share          Total
     --------------------------------------------------------------------------------------------
     Shares under option:
        Balance, January 28, 1995 .....................      2,358          $25.90        $61,057
           Options granted ............................        457           24.47         11,181
           Options exercised ..........................       (137)          14.76         (2,018)
           Options cancelled  .........................       (121)          32.51         (3,929)
                                                           -------         -------        -------
        Balance, February 3, 1996 .....................      2,557           25.93         66,291
           Options granted ............................      1,628           27.83         45,309
           Options exercised ..........................       (123)          17.74         (2,181)
           Options cancelled ..........................       (891)          33.41        (29,778)
                                                           -------         -------        -------
        Balance, February 1, 1997 .....................      3,171           25.12        $79,641
     --------------------------------------------------------------------------------------------

          The following table summarizes information concerning currently outstanding and exercisable options at February 1, 1997:

                                         Options Outstanding                                   Options Exercisable
                       ---------------------------------------------------------      ------------------------------------
       Range of               Number        Weighted Average            Weighted              Number              Weighted
       Exercise          Outstanding               Remaining             Average         Exercisable               Average
         Prices        (in thousands)       Contractual Life      Exercise Price      (in thousands)        Exercise Price
     ---------------------------------------------------------------------------------------------------------------------
     $12 to $20                  343                     2.7              $14.61                 337                $14.58
       21 to 30                2,339                     7.7               24.94                 774                 23.28
       31 to 42                  489                     9.4               33.36                  40                 34.52
                               -----                                                           -----
       12 to 42                3,171                     7.4               25.12               1,151                 21.13
     ---------------------------------------------------------------------------------------------------------------------

          Shares available for option as of February 1, 1997 and February 3, 1996 were 943,000 and 1,679,000, respectively.

          The Company issued a replacement grant election program in 1996 that allowed stock option holders with options granted at more than $26.00 per share to reset the price at $26.00, on up to 984,000 options that were previously granted at prices ranging from $27.25 to $41.25. For those who elected to reset their option price to $26.00, the vesting period started over.


30                     Fred Meyer, Inc. and Subsidiaries

          The Company has adopted the disclosure-only provisions of SFAS No.
     123. Accordingly, no compensation cost has been recognized for stock options granted at the fair value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value of the options at the date of grant, the Company's net income and income per share would have been reduced to the pro forma amounts below:

                                                                     1996                     1995
                                                              --------------------    ---------------------
                                                               Actual    Pro forma     Actual     Pro forma
     ------------------------------------------------------------------------------------------------------
     Net income (in thousands) ...........................    $58,545      $56,946    $30,286       $30,078
     Net income per common share .........................      $2.09        $2.04      $1.07         $1.06
     ------------------------------------------------------------------------------------------------------

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in 1996 and 1995:

     -------------------------------------------------------------------------------------------
     Weighted average expected volatility (based on historical volatility) ...............32.35%
     Weighted average risk-free interest rate .............................................5.98%
     Expected term ......................................................................5 years
     -------------------------------------------------------------------------------------------

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to stock options granted prior to 1995. It is anticipated that additional stock options will be granted in future years.

     Other Option--FMI Associates, which was the Company's principal shareholder in 1996, exercised an option in 1996 for the purchase of 1,566,441 shares with an aggregate value of $5,080,349.

     Management Bonus--In 1992, the Company awarded a stock bonus to a corporate officer for 5,000 shares totaling $124,000. Shares vest annually over five years.

          In 1996, the Company awarded a stock bonus to a corporate officer for 10,000 shares totaling $291,250. Shares vest annually over five years.

     Nonemployee Directors Stock Compensation Plan--In 1992, the Company purchased 4,016 shares of its common stock at market prices for the benefit of two of its nonemployee directors in lieu of a portion of current and future Board of Director fee payments. The shares total $125,000 and vest annually over five years.

          In 1996, the Company purchased 12,558 shares of its common stock at market prices for the benefit of six of its nonemployee directors in lieu of a portion of current and future Board of Director fee payments. The shares total $400,103 and vest annually over five years.

8.   Leases

     The Company leases or subleases a substantial portion of the real property used in its operations.

          In 1986, the leases and subleases for a distribution center, 71 store locations and certain other properties were amended and restated to provide, among other things, an initial lease term of 20 years for 36 locations (with cash rents of $38,476,000 for the first seven years and $46,070,000 for the remaining 13 years). The average rent over the primary lease term is charged to rent expense.

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


                       Fred Meyer, Inc. and Subsidiaries                      31

          In 1992, the Company amended leases for nine store locations, with cash rent escalating over the term of the leases. The difference between cash rent paid and the expense charged to operations is included in deferred lease transactions. The average rent over the primary lease term, which is lower than the prior rents paid, is charged to rent expense.

          At February 1, 1997, deferred lease transactions consisted of $9,008,000 unamortized gain on capital leases, $27,784,000 of excess of rent expense over cash rents for the aforementioned leases and unamortized deferred gain on a sale-leaseback transaction of $9,526,000.

          In 1995, the Company entered into operating lease agreements covering existing leased stores and the construction of new stores, with costs aggregating $160,000,000. Lease payments are based on a spread over LIBOR on the utilized portion of the facility. As of February 1, 1997, $136,307,000 was utilized under the agreement. After the initial five-year noncancelable lease term, the leases may be extended by agreement of the parties or the Company may purchase the properties.

          On September 5, 1996, the Company closed a sale-leaseback with respect to 10 of its stores which generated $108,000,000 in net proceeds used to pay down its credit lines. The leases are for an initial term of 21 years, subject to renewal at the option of the Company; and the average rent, including amortization of fees and a deferred gain, is approximately $8,200,000 annually.

          Subsequent to year end in a series of transactions with MetLife, the Company purchased, for approximately $49,000,000, six stores leased from MetLife, including one store that was previously closed, plus an option to purchase 25 parcels at 18 of the 29 stores it will continue to lease from MetLife. An agreement has been entered into for new 25-year leases on these 29 stores that will result in reduced rents for accounting purposes. The Company's Clackamas Distribution Center has been sold by MetLife for approximately $63,000,000 to a third party and leased to Fred Meyer at reduced rates. An agreement with another lessor covered acquisition of fixed assets and utilized funds totaling $8,585,000.

          The terms of certain operating leases require the payment of executory costs such as property taxes, utilities, insurance and maintenance. Certain leases provide for percentage rents. Portions of the properties are subleased to others for periods of from one to 20 years.

          Minimum rentals under noncancelable leases for future fiscal years were (in thousands):

                                           Operating   Capitalized          Less            Net
     Fiscal Year                              Leases        Leases     Subleases        Rentals
     ------------------------------------------------------------------------------------------
     1997 ..............................  $   94,687        $1,759       $10,300     $  $86,146
     1998 ..............................      93,324         1,880         9,314         85,890
     1999 ..............................      90,553         1,880         8,012         84,421
     2000 ..............................      83,311         1,880         6,452         78,739
     2001 ..............................      78,338         1,880         3,410         76,808
     2002 and thereafter ...............     859,220        26,334        19,635        865,919
                                          -----------------------------------------------------
     Total .............................  $1,299,433        35,613       $57,123     $1,277,923
                                          ----------                     ----------------------
     Less imputed interest .............                   (22,315)
     Present value of minimum                             --------
       rental payments .................                    13,298
     Less current portion ..............                       (71)
                                                          --------
     Capitalized lease obligations .....                   $13,227
     ------------------------------------------------------------------------------------------

          As of February 1, 1997, the leases for eight store locations and certain equipment were accounted for as capitalized leases. The amounts representing interest expense on these capitalized lease obligations were included in operating and administrative expenses and were $1,628,000, $1,701,000, and $1,848,000 in 1996, 1995, and 1994, respectively.

          Accumulated amortization of property under capitalized leases was $7,186,000 and $6,556,000, at February 1, 1997 and February 3, 1996,
     respectively.


32                     Fred Meyer, Inc. and Subsidiaries

          Rent expense under operating leases, including executory costs, and payments under capitalized leases were as follows (in thousands):

                                                                 1996        1995        1994
     ----------------------------------------------------------------------------------------
     Gross rent expense ..................................   $109,393    $100,986    $101,163
     Rent income from subleases ..........................    (15,261)    (13,941)    (12,803)
                                                             --------------------------------
     Net rent expense ....................................     94,132      87,045      88,360
     Payments under capitalized leases ...................      1,718       1,807       1,947
                                                             --------------------------------
     Total ...............................................   $ 95,850    $ 88,852    $ 90,307
     ----------------------------------------------------------------------------------------

          Included in gross rent expense for 1996, 1995, and 1994 were contingent rents of $1,467,000, $1,264,000, and $1,421,000, respectively.

9.   Employee Benefit Plans

     Employees' Profit-sharing Plan--Profit-sharing contributions under this Plan, which covers the Company's nonunion employees, are made to a trust fund held by a third-party trustee. Contributions are based on the Company's pretax income, as defined, at rates determined by the Board of Directors and are not to exceed amounts deductible under applicable provisions of the Internal Revenue Code. In 1994, the Company added a 1% basic contribution to all eligible employees' accounts each year subject to normal plan vesting. The Company expensed $7,723,000, $6,438,000, and $5,891,000 in 1996, 1995, and 1994, respectively, for these contributions.

     Multiemployer Pension Plans--The Company contributes to multiemployer pension plan trusts at specified rates in accordance with collective bargaining agreements. Contributions to the trusts were $10,358,000, $9,938,000, and $8,498,000 in 1996, 1995, and 1994, respectively. The
     Company's relative positions in these plans with respect to the actuarial present value of the accumulated benefit obligation and the projected benefit obligation, net assets available for benefits and the assumed rates of return used by the plans are not determinable.

     Employee Stock Purchase Plan--The Company has a noncontributory employee stock purchase plan. The plan allows employees to purchase stock in the Company via payroll deductions. The Company pays all brokerage fees associated with the purchase of the stock. The plan is available to all employees over age 18 who have completed six months of continuous employment with the Company.

     Supplemental Retirement Program--The Company has a supplemental retirement program for senior management, selected vice presidents and selected key individuals. Program provisions are as follows:

          Senior Management--The plan is funded with life insurance contracts on the lives of the participants. The Company is the owner of the contracts and makes annual contributions of $25,000 per participant. Total contributions were $400,000 in 1996, $350,000 in 1995 and $325,000 in 1994.
     Retirement age under the plan is normally 62 with an alternative age of 65, at which point the Company will make 15 annual benefit payments to the executive.

          Selected Vice Presidents and Selected Key Individuals--The Company will contribute annually a percentage of each participant's gross salary. The plan is funded with life insurance contracts on participants age 54 and younger and variable annuity contracts for participants age 55 and older. Each participant is the owner of his/her respective contract.


                       Fred Meyer, Inc. and Subsidiaries                      33

10.  Other Postretirement Benefits

     For employees who qualified prior to January 1, 1994, the Company sponsored a retiree health plan for postretirement health care coverage with eligibility requirements and benefits varying by region of the Company.

          Under this plan, the Company contributes 100% of the premiums of the basic plan for retired salaried employees qualifying under eligibility requirements which specify minimum age and years of continuous service at age 60 with 25 years of service, age 62 with 20 years of service and age 65 with 15 years of service.

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

          The following table sets forth the plan's funded status, reconciled with the amount shown in the Company's balance sheet (in thousands):

                                                                    February 1, 1997    February 3, 1996
     ---------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation:
       Current retirees ...................................................   $1,289              $1,326
       Fully eligible plan participants ...................................      877                 912
       Other active plan participants .....................................    3,598               3,312
                                                                              --------------------------
       Accumulated postretirement benefit obligation
         in excess of plan assets .........................................    5,764               5,550
     Unrecognized transition obligation ...................................   (1,253)             (1,337)
     Unrecognized prior service cost ......................................     (283)               (324)
     Unrecognized net gain/(loss) .........................................      257                (211)
                                                                              --------------------------
       Accrued postretirement benefit cost ................................   $4,485              $3,678
                                                                              --------------------------
     Weighted average discount rate .......................................     8.0%                7.5%
     Net periodic postretirement benefit cost included
         the following components:
       Service cost--benefits attributed to service during the period .....     $411                $284
       Interest cost on accumulated postretirement benefit obligation .....      410                 332
       Amortization of transition obligation over 20 years ................      125                 125
       Amortization of unrecognized gain ..................................       --                 (19)
                                                                              --------------------------
     Net periodic postretirement benefit cost .............................   $  946              $  722
     ---------------------------------------------------------------------------------------------------

          The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were as follows:

          Under Medicare Retirement Age--6% for one year, then grading down to 4.5% by the year 2000, and

          Medicare Retirement Age and Over--5% for one year, then grading down to 4.5% in 1998.

          The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of February 1, 1997 and February 3, 1996 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 and 1995 as follows (in thousands):

                                                                           1996           1995
      ----------------------------------------------------------------------------------------
      Increase in accumulated postretirement benefit obligation......... $1,053           $990
      Increase in service and interest costs............................    169            121
      ----------------------------------------------------------------------------------------


34                     Fred Meyer, Inc. and Subsidiaries

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

          Management is not aware of any factors that would significantly change the estimated fair value amounts shown below. A comprehensive revaluation for purposes of these financial statements has not been performed since February 1, 1997, and current estimates of fair value may differ from the amounts presented herein. The Company is not subjected to a concentration of credit risk.

     Cash and Cash Equivalents, Receivables, Prepaid Expenses and Other Current Assets, Other Long-term Assets, Outstanding Checks and Accounts Payable--The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-term Debt and Interest Rate Agreements--The carrying amount and estimated fair value of long-term debt at February 1, 1997 are $522,359 and $535,891, respectively. The fair value of notes, mortgages and real estate assessments payable is estimated by discounting expected future cash flows. The discount rate used is the rate currently available to the Company for issuance of debt with similar terms and remaining maturities. For commercial paper and bid lines of credit under the revolving credit agreement (see Note 5), the carrying amounts are a reasonable estimate of their fair value.

          The fair value of interest rate swap and cap agreements is the estimated amount at which they could be settled. At February 1, 1997, the Company could settle the swap agreements at a loss of $550,000 and cap agreements at a gain of $573,000.

12.  Commitments and Contingencies

     The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

13.  Selected Quarterly Financial Data (Unaudited)

                                              1996 Fiscal Quarters                           1995 Fiscal Quarters
     (In thousands, except         ---------------------------------------------   -------------------------------------------
      per-share data)               Fourth         Third     Second        First   Fourth/3        Third     Second      First
      ------------------------------------------------------------------------------------------------------------------------
      Net sales ...............   $995,755      $835,142   $853,914   $1,040,028   $963,650     $749,015   $774,702   $935,351
      Gross margin ............    303,642/1     244,427    255,386      302,072    280,228/4    207,791    220,783    264,712
      Income from operations...     53,401/1      18,472     33,651       28,336     41,676/4      5,393     25,233     16,125
      Net income (loss)........     27,636/1       6,292     15,173        9,444     18,839/4     (2,309)    10,673      3,083
      Net income (loss)
        per common share.......      $1.03/1,2      $.23/2     $.53/2       $.33/2     $.67/4      $(.08)      $.37       $.11
      Weighted average number
        of shares outstanding..     26,722        27,693     28,703       28,539     28,199       28,254     28,369     28,465
      -------------------------------------------------------------------------------------------------------------------------

     /1 The LIFO adjustment in the fourth quarter of 1996 increased gross margin and income from operations by $5,386, net income by $3,339 and earnings per common share by $.12.

     /2 In 1996, the sum of the four quarters net income per common share does not equal the annual amount due to the purchase by the Company in October 1996 of 2,200,000 shares of its common stock.

     /3   The fourth quarter of 1995 is a 13-week period.

     /4 The LIFO adjustment in the fourth quarter of 1995 increased gross margin and income from operations by $6,737, net income by $4,177 and earnings per common share by $.15.


                       Fred Meyer, Inc. and Subsidiaries                      35

Management's Report on Responsibility for Financial Statements
--------------------------------------------------------------

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


     DAVID R. JESSICK

     David R. Jessick
     Senior Vice President, Finance and Chief Financial Officer


36                     Fred Meyer, Inc. and Subsidiaries

Independent Auditors' Report
----------------------------

     To the Shareholders and Board of Directors of Fred Meyer, Inc.:

          We have audited the accompanying consolidated balance sheets of Fred Meyer, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related statements of consolidated operations, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fred Meyer, Inc. and subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.


     DELOITTE & TOUCHE LLP


     DELOITTE & TOUCHE LLP
     Portland, Oregon

     March 12, 1997


Item 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.
-----------------------------------------------------

     Not applicable.


                       Fred Meyer, Inc. and Subsidiaries                      37

                                    Part III
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

Item 11. Executive Compensation.
--------------------------------

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference, except for items appearing under the subheadings "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" which are not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information required by this item is included under "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


38                     Fred Meyer, Inc. and Subsidiaries

                                     Part IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)(1) Financial Statements.
     The information required by this item is listed in Item 8, Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.
     All schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)(3) Exhibits.
   -----------------------------------------------------------------------------
   3A Restated Certificate of Incorporation of Fred Meyer, Inc. Incorporated by reference to Exhibit 3A to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

   3B Amended and Restated Bylaws of Fred Meyer, Inc. Incorporated by reference to Exhibit 4B to the Company's Registration Statement on Form S-8, Registration No. 33-49638.

   4A Specimen Stock Certificate. Incorporated by reference to Exhibit 4C to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

   4B Term Promissory Notes in an original aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein. Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

   4C Note agreement dated as of June 1, 1994, in an original aggregate principal amount of $57,500,000, among Fred Meyer, Inc., and various life insurance companies. Incorporated by reference to Exhibit 4D to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

   4D Amended and Restated Credit Agreement dated as of October 30, 1995 among Fred Meyer, Inc., Various Financial Institutions, Bank of America National Trust & Savings Association, as Agent, and the Bank of Nova Scotia as co-Agent; arranged by BA Securities, Inc. Incorporated by reference to Exhibit 4F to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

   4E Note Agreement, dated April 25, 1995, in an original aggregate principal amount of $50,000,000, among Fred Meyer, Inc., and The Prudential Insurance Company of America and Pruco Life Insurance Company. Incorporated by reference to Exhibit 4G to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 0-15023).

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

  *10B  Fred Meyer, Inc. Bonus Plan Description, as amended.


                       Fred Meyer, Inc. and Subsidiaries                      39

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

   10J Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard provisions. Incorporated by reference to Exhibit 10J to the Company's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January 30, 1993. Second Lease Modification Agreement for Cornelius store, dated


40                     Fred Meyer, Inc. and Subsidiaries
        as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994. Incorporated by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 28, 1995. Lease Amendment No. 2 (AN-Northern Lights, Boulevard Store) between Fred Meyer and Real Estate Properties Limited Partnership, and Memorandum of Modification to Lease/Short-Form Lease (AN-Northern Lights, Anchorage, Alaska) between Fred Meyer and Real Estate Properties Limited Partnership, dated December 20, 1996; Lease Amendment No. 4 (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup Co., a Washington corporation ("Roundup"), and Memorandum of Modification to Lease/Short-Form Lease (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup, dated December 20, 1996;Lease Amendment No. 3 (Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Short-Form Lease (CK-Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer dated December 20, 1996;Lease Amendment No. 3 (Cornelius, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Modification to Lease/Short-Form Lease (CN-Cornelius, Oregon) by and between Real Estate Properties Limited Partnership, Fred Meyer Real Estate Properties and Fred Meyer dated December 20, 1996; Lease Amendment No. 3 (Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer of Alaska, Inc., an Alaskan corporation ("Fred Meyer-Alaska"), and Memorandum of Modification to Lease/Short-Form Lease (FB Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer-Alaska, dated December 20, 1996 and Lease Assignment Agreement (Stark Street, Portland) between Fred Meyer, Inc., a Delaware corporation and Real Estate Properties Limited Partnership, an Oregon limited partnership and made as of December 16, 1996 and Agreement and Supplement to Leasehold Assignment and Modification Agreement (Stark Street, Portland, Oregon).

   10K Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Roundup Co., Lessee for Photo Plant Parking Lot. Incorporated by reference to
        Exhibit 10J(7) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.

   10L Lease Agreement, dated October 22, 1986, including Amendment, dated April 30, 1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), and Roundup Co. for Midway store. Incorporated by reference to Exhibit 10N to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).

   10M Lease Agreement, dated February 19, 1987, including Addendum, dated September 16, 1987, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Duane Company, as Lessor, for the Gateway store. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Addendum No. 2 to Lease Agreement. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

   10N Lease Cancellation Agreement between the Company and Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.


                       Fred Meyer, Inc. and Subsidiaries                      41

   10O Lease for Swan Island Parking Lot between the Company as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994. Incorporated by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended January 28, 1995. Rider to Lease dated as of November 1, 1994. Incorporated by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended
        February 3, 1996 (File No. 0-15023).

   10P Fred Meyer Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to
        Exhibit 10T to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

   10Q Settlement Agreement and Mutual Release dated as of August 10, 1995 between REPL, REC Resolution Co., and the Company and certain of its subsidiaries and restated Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL, with respect to the Gresham, Oregon store, and Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL with respect to the Clackamas, Oregon store. Incorporated by reference to Exhibit 10W to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 0-15023).

   11   Computation of Earnings per Common Share.

   21   List of Subsidiaries.

   23   Consent of Deloitte & Touche LLP.

   24   Powers of Attorney.

   27   Financial Data Schedule.

--------------------------------------------------------------------------------
* This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the last quarter of the year ended February 1, 1997.


                       Fred Meyer, Inc. and Subsidiaries                      42

Signatures
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: April 25, 1997              FRED MEYER, INC.

                                       By  DAVID R. JESSICK
                                           -------------------------------------
                                           David R. Jessick
                                           Chief Financial Officer and
                                           Senior Vice President, Finance

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 1997.

               Signature                                  Title

(1)  Principal Executive Officer

     ROBERT G. MILLER                  Chairman of the Board and Chief
     -----------------------------     Executive Officer
     Robert G. Miller

(2)  Principal Financial Officer

     DAVID R. JESSICK                  Chief Financial Officer and Senior
     -----------------------------     Vice President, Finance
     David R. Jessick

(3)  Principal Accounting Officer

     THOMAS R. HUGHES                  Vice President and Controller
     -----------------------------
     Thomas R. Hughes

(4)  Directors

     *ROGER S. MEIER                   Director
     -----------------------------
      Roger S. Meier

     *A.M. GLEASON                     Director
     -----------------------------
      A.M. Gleason

     *JAMES J. CURRAN                  Director
     -----------------------------
      James J. Curran

     *DAVID L. JOHNSON                 Director
     -----------------------------
      David L. Johnson

     *VIVIAN A. BULL                   Director
     -----------------------------
      Vivian A. Bull

     *STEVEN R. ROGEL                  Director
     -----------------------------
      Steven R. Rogel

                                       *By   ROGER A. COOKE
                                             -----------------------------
                                             Roger A. Cooke
                                             As Attorney in Fact


                       Fred Meyer, Inc. and Subsidiaries                      43

                                 EXHIBIT INDEX

Exhibit
  No.      Description
  ---      -----------

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

  4A Specimen Stock Certificate. Incorporated by reference to Exhibit 4C to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

  4B Term Promissory Notes in an original aggregate principal amount of $70,000,000, including the Intercreditor Agreement dated June 29, 1993 among the Company, and various banks and financial institutions named therein. Incorporated by reference to Exhibit 4E to the Company's Registration Statement on Form S-3, Registration No. 33-67670.

  4C Note agreement dated as of June 1, 1994, in an original aggregate principal amount of $57,500,000, among Fred Meyer, Inc., and various life insurance companies. Incorporated by reference to Exhibit 4D to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

  4D Amended and Restated Credit Agreement dated as of October 30, 1995 among Fred Meyer, Inc., Various Financial Institutions, Bank of America National Trust & Savings Association, as Agent, and the Bank of Nova Scotia as co-Agent; arranged by BA Securities, Inc. Incorporated by reference to Exhibit 4F to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

  4E Note Agreement, dated April 25, 1995, in an original aggregate principal amount of $50,000,000, among Fred Meyer, Inc., and The Prudential Insurance Company of America and Pruco Life Insurance Company. Incorporated by reference to Exhibit 4G to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 0-15023).

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


                       Fred Meyer, Inc. and Subsidiaries

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


                       Fred Meyer, Inc. and Subsidiaries

  10J Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to
           Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard provisions. Incorporated by reference to Exhibit 10J to the Company's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended January 30, 1993. Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994. Incorporated by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended January 28, 1995. Lease Amendment No. 2 (AN-Northern Lights, Boulevard Store) between Fred Meyer and Real Estate Properties Limited Partnership, and Memorandum of Modification to Lease/Short-Form Lease (AN-Northern Lights, Anchorage, Alaska) between Fred Meyer and Real Estate Properties Limited Partnership, dated December 20, 1996; Lease Amendment No. 4 (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup Co., a Washington corporation ("Roundup"), and Memorandum of Modification to Lease/Short-Form Lease (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup, dated December 20, 1996;Lease Amendment No. 3 (Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Short-Form Lease (CK-Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer dated December 20, 1996;Lease Amendment No. 3 (Cornelius, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Modification to Lease/Short-Form Lease (CN-Cornelius, Oregon) by and between Real Estate Properties Limited Partnership, Fred Meyer Real Estate Properties and Fred Meyer dated December 20, 1996; Lease Amendment No. 3 (Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer of Alaska, Inc., an Alaskan corporation ("Fred Meyer-Alaska"), and Memorandum of Modification to Lease/Short-Form Lease (FB Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer-Alaska, dated December 20, 1996 and Lease Assignment Agreement (Stark Street, Portland) between Fred Meyer, Inc., a Delaware corporation and Real Estate Properties Limited Partnership, an Oregon limited partnership and made as of December 16, 1996 and Agreement and Supplement to Leasehold Assignment and Modification Agreement (Stark Street, Portland, Oregon).

  10K Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), Lessor to Roundup Co., Lessee for Photo Plant Parking Lot. Incorporated by reference to Exhibit 10J(7) to the Company's Registration Statement on Form S-1, Registration No. 33-8574.


                       Fred Meyer, Inc. and Subsidiaries

  10L Lease Agreement, dated October 22, 1986, including Amendment, dated April 30, 1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership), and Roundup Co. for Midway store. Incorporated by reference to
           Exhibit 10N to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).

  10M Lease Agreement, dated February 19, 1987, including Addendum, dated September 16, 1987, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Duane Company, as Lessor, for the Gateway store. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Addendum No. 2 to Lease Agreement. Incorporated by reference to
           Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).

  10N Lease Cancellation Agreement between the Company and Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995. Incorporated by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

  10O Lease for Swan Island Parking Lot between the Company as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994. Incorporated by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended January 28, 1995. Rider to Lease dated as of November 1, 1994. Incorporated by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 0-15023).

  10P Fred Meyer Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T to the Company's Quarterly Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 0-15023).

  10Q Settlement Agreement and Mutual Release dated as of August 10, 1995 between REPL, REC Resolution Co., and the Company and certain of its subsidiaries and restated Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL, with respect to the Gresham, Oregon store, and Second Lease Modification Agreement dated October 12, 1995 between the Company and REPL with respect to the Clackamas, Oregon store. Incorporated by reference to Exhibit 10W to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 0-15023).

  11       Computation of Earnings per Common Share.

  21       List of Subsidiaries.

  23       Consent of Deloitte & Touche LLP.

  24       Powers of Attorney.

  27       Financial Data Schedule.


                        Fred Meyer, Inc. and Subsidiaries