Form 10-K/A
period 1997-02-01
MEYER FRED INC
filed 1997-05-20
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 1, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of Common stock held by nonaffiliates of the Registrant at March 1, 1997: $1,025,998,079

     Number of shares of Common Stock outstanding at March 1, 1997: 26,298,768

                                TABLE OF CONTENTS


Item of Form 10-K/A                                                         Page
-------------------                                                         ----

PART III

     Item 10. Directors and Executive Officers of the Registrant               3

     Item 11. Executive Compensation                                           6

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                           13

     Item 13. Certain Relationships and Related Transactions                  14

SIGNATURE                                                                     16

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

          The directors of the Company are elected at the Annual Meeting of the Company to serve for one year and until their successors are elected. The directors of the Company are listed below together with certain information about each of them.


   Name and Year    Principal Occupation                          Number of
      Elected            or Position                             Shares Held       Approximate
     to Board           with Company               Age       on March 1, 1997(1)     Percent
   -------------    --------------------           ---       -------------------   -----------
Vivian A. Bull      President, Linfield             62             2,696(2)             *
(1996)              College

James J. Curran     Retired Chairman of the         57             3,898(2)(3)          *
(1996)              Board and Chief
                    Executive Officer of First
                    Interstate Bank,
                    Northwest Region

A. M. Gleason       Retired Chief Executive         66            26,679(2)(4)          *
(1992)              Officer of PacifiCorp

David J. Johnson    Chairman of the Board           50             2,724(2)             *
(1996)              and Chief Executive
                    Officer, KinderCare
                    Learning Centers, Inc.

Roger S. Meier      President,                      71            22,279(2)(5)          *
(1985)              AMCO, Inc.

Robert G. Miller    Chairman of the Board           52           433,292(6)            1.6%
(1991)              and Chief Executive
                    Officer of the Company

Steven R. Rogel     President and Chief             54             2,696(2)             *
(1996)              Executive Officer,
                    Willamette Industries, Inc.

     *    Less than 1%.

     (1) Shares held directly with sole voting and sole investment power unless otherwise indicated. See Item 12 below.


     (2)  Includes shares subject to the Non-Employee Directors Stock
          Compensation Plan as follows: 2,696; 2,898; 1,173; 2,724; 1,173 and
          2,696 for Dr. Bull and Messrs. Curran, Gleason, Johnson, Meier and
          Rogel, respectively.

     (3)  Includes 1,000 shares held in a family trust.

     (4) Includes 1,300 shares owned by Mr. Gleason's spouse as to which beneficial ownership is disclaimed.

     (5) Includes 7,000 shares owned by Mr. Meier's spouse and 2,500 shares owned by a family partnership of which Mr. Meier is general partner.
          Beneficial ownership is disclaimed as to such shares.

     (6) Includes 1,625 shares owned by Mr. Miller's son. Beneficial ownership is disclaimed as to such shares.

          Dr. Bull has been President of Linfield College since August 1992. Prior to that time she was in the Department of Economics at Drew University from 1960 to 1992. Dr. Bull is a former Director at Chemical Bank in New Jersey.

          Mr. Curran retired from First Interstate Bancorp in April 1996. At the time of his retirement he was a member of the Executive Operating Committee of First Interstate Bancorp and Chairman and Chief Executive Officer of First Interstate Bank, Northwest Region. Mr. Curran is a director of Coeur d'Alene Mines Corp.

          Mr. Gleason retired from PacifiCorp, a diversified public utility in May 1995. At the time of his retirement he was Vice Chairman of PacifiCorp, having previously served as its President and Chief Executive Officer. Prior to that time he served as Chairman and Chief Executive Officer of Pacific Telecom, Inc., a PacifiCorp subsidiary. Mr. Gleason is a director of Tektronix, Inc. and Comdial Corporation and President of the Port of Portland.

          Mr. Johnson became Chairman of the Board, Chief Executive Officer and a director of KinderCare Learning Centers in February 1997. From 1991 until February 1997, he was Chairman of the Board and Chief Executive Officer of Red Lion Hotels.

          Mr. Meier has been President and Chief Executive Officer of AMCO, Inc., a privately owned investment enterprise, for more than twenty years. During that time Mr. Meier was Chairman of the State of Oregon Investment Council, a member of the Board of Directors of Red Lion Inns, Ltd. and a Director of Key Bank of Oregon. He is trustee of Acorn Fund, Acorn International and Acorn USA. He is also an Advisory Board Member of Key Bank of Oregon and Chairman of the Investment Committee for Legacy Health Systems.

          Mr. Miller became Chairman of the Board and Chief Executive Officer of the Company in August 1991. Prior to that time he was employed by Albertson's Inc., where his most recent positions were Executive Vice President of Retail Operations from 1989 to 1991 and Senior Vice President and Regional Manager from 1985 to 1989. Mr. Miller is a director of PacifiCorp, Pathmark Stores, Inc. and Supermarkets General
Holdings Corp.

          Mr. Rogel has been Chief Executive Officer and a director of Willamette Industries, Inc. since October 1995 and President since 1991. He served as Chief Operating Officer of Willamette Industries, Inc. until October 1995 and, prior to that time, as an executive and group vice president for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company believes that during the fiscal year ended February 1, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except for the following instances: Wayne W. Abbott and Sammy K. Duncan, officers of the Company, each filed a late report of initial statement of beneficial ownership on March 7, 1996; James J. Curran, a director of the Company, and Joseph Intile, an officer of the Company, each filed a late report of initial statement of beneficial ownership on July 17, 1996; and David R. Jessick, an officer of the Company, filed a late report of initial statement of beneficial ownership on February 5, 1997.

Item 11.  Executive Compensation

Summary Compensation Table

          The following table sets forth compensation paid to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiaries during each of the last three fiscal years.

                                      Annual Compensation                Long Term Compensation
                                ---------------------------------  ------------------------------------
                                                                                      Awards    Payouts
                                                                   -------------------------  ---------
                                                                                  Securities  Long-Term
                                                            Other  Restricted     Underlying  Incentive
     Name and                                              Annual       Stock        Options       Plan        All Other
Principal Position       Year   Salary(1)  Bonus(1)  Compensation   Awards(2)  (# of Shares)    Payouts  Compensation(3)
------------------       ----   ---------  --------  ------------  ----------  -------------  ---------  ---------------
Robert G. Miller         1996    $581,923  $196,329          --     $  49,046        75,000   $      --       $   59,593
  Chairman of the        1995     597,115    86,250          --            --            --       8,072           56,026
  Board and Chief        1994     555,481        --          --            --            --          --           63,831
  Executive Officer

Curt A. Lerew, III       1996     392,923   115,054          --            --       125,000          --           46,025
  Former President       1995     280,705    24,438          --            --        25,000       3,736           40,682
                         1994     249,327     6,000          --            --            --          --           41,898

Mary F. Sammons          1996     287,308    56,422          --        14,066            --          --           41,398
  Senior Vice            1995     281,538    24,438          --            --        25,000       7,334           39,905
  President,             1994     251,635        --          --            --            --          --           40,497
  Apparel and Home
  Electronics Group

Edward A. Dayoob         1996     210,769    49,424          --       424,834            --          --           38,271
  Senior Vice            1995     207,115    17,965          --            --        10,000      15,253           37,513
  President,             1994     190,962    47,414          --            --            --          --           38,382
  President, Fred
  Meyer
  Jewelers, Inc.

Ronald J. McEvoy         1996     238,231        --          --            --        10,000          --           38,908
  Former Senior Vice     1995     237,692    19,242          --            --        10,000       3,736           37,835
  President and Chief    1994     219,538        --          --            --            --          --           39,486
  Information Officer

     (1) Includes compensation deferred at the election of the executive under the Company's Profit Sharing Plan and under the Company's Excess
          Deferral Plan. Under the Company's Profit Sharing Plan, officers and other employees of the Company may elect to defer up to the lesser of $9,500 or 15% of their compensation, subject to limitations under the Internal Revenue Code. Amounts under these plans are generally paid to employees upon retirement.

     (2) Represents restricted stock grants made to Mr. Miller, Ms. Sammons and Mr. Dayoob in the amounts of 1,189, 341 and 10,299 shares, respectively. The amount included in the table represents the market value of the shares at March 31, 1997.


     (3) Amounts shown for the fiscal year 1996 consist of: (i) Company contributions of $28,523, $17,252, $13,320, $9,749 and $10,986 to the
          above-named executive officers, respectively, under the Profit Sharing
          Plan and Excess Deferral Plan, (ii) $6,070, $3,773, $3,078, $3,522 and
          $2,922 paid by the Company to the above-named executive officers, respectively, as premiums under its Long-Term Disability Plan; and
          (iii) $25,000 for each named executive officer paid by the Company for life insurance under the Supplemental Income Plan.

     Pursuant to an agreement with Mr. Lerew, who resigned as President of the Company effective April 2, 1997, Mr. Lerew will receive (i) eighteen months' salary continuation at his current base pay rate and continued health insurance during such period, (ii) a cash payment of $23,011, which is 20% of his 1996 bonus plan payment that would otherwise have been paid to the Capital Bonus Plan, (iii) forgiveness of a loan from the Company in the amount of $100,000 which funds had been made available to Mr. Lerew for the purchase of Company Common Stock and (iv), if requested by Mr. Lerew, out-placement assistance at a cost not to exceed $20,000. In addition, the Company has accelerated the vesting of options previously awarded to Mr. Lerew for 50,000 shares of Company Common Stock.


Stock Option Grants in Last Fiscal Year

     The following table provides information as to options to purchase Common Stock granted to certain executive officers during 1996 pursuant to the Company's 1990 Stock Incentive Plan. No SARs were granted during 1996.

                                                                                Potential Realizable Value
                          Number of   Percentage of                                at Assumed Annual Rates
                         Securities   Total Options                                         of Stock Price
                         Underlying      Granted to     Exercise                              Appreciation
                            Options       Employees        Price   Expiration           for Option Term(2)
       Name              Granted(1)  in Fiscal Year    Per Share         Date        5%            10%
       ----              ----------  --------------    ---------   ----------   ------------   -----------
Robert G. Miller            75,000        4.61%           $28.00    July 2006     $1,320,750    $3,346,500

Curt A. Lerew, III         100,000        6.14             22.25     February      1,399,000     3,536,000
                                                                         2006
                            25,000        1.54             28.00    July 2006        440,250     1,115,500

Mary F. Sammons                 --          --                --           --             --            --

Edward A. Dayoob                --          --                --           --             --            --

Ronald J. McEvoy            10,000        0.61             28.00    July 2006        176,100       446,200

     (1) Options were granted for the numbers of shares indicated at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options, which have terms of ten years, become exercisable 20% per year on the first five anniversaries of the original grant date.


          If the employment of any of the optionees is terminated within one year after a change in control of the Company, the options held by such optionee become exercisable free of any limitation on the number of shares with respect to which the option may be exercised.

     (2) The dollar amounts under these columns are the result of calculations of the 5% and 10% rates required by the Securities and Exchange
          Commission for the maximum option term of 10 years and therefore are not intended to and may not accurately forecast possible future appreciation, if any, of the Company's Common Stock price.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

          The following table indicates (i) stock options exercised by certain executive officers during 1996, including the value realized on the date of exercise, (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of February 1, 1997, and (iii) the value of "in-the-money" options, which represents the positive spread between the exercise price of existing stock options and the year-end price of the Common Stock.

                                                                     Number of                     Value of
                                                         Securities Underlying     Unexercised In-the-Money
                                                      Unexercised Options Held                 Options Held
                                                           at February 1, 1997       at February 1, 1997(2)
                     Shares Acquired         Value  --------------------------   --------------------------
       Name              on Exercise   Realized(1)  Exercisable  Unexercisable   Exercisable  Unexercisable
------------------   ---------------   ----------   -----------  -------------   -----------  -------------
Robert G. Miller               4,597     $ 22,410       295,403         75,000    $3,803,314    $   496,875

Curt A. Lerew, III                --           --       105,000        145,000     1,206,250      1,578,125

Mary F. Sammons               35,641      699,062        49,155         20,000     1,000,106        175,000

Edward A. Dayoob               5,859       21,239        33,442          8,000       562,139         70,000

Ronald J. McEvoy                  --           --        52,000         18,000       898,750        136,250

     (1) Aggregate market value on the exercise date of the shares covered by the option, less the aggregate exercise price.

     (2)  Calculated based on the January 31, 1997 stock price of $34.625.

Executive Officer Loans

          During 1995, the Company made interest-free loans to executive officers of the Company to enable the executive officers to purchase Common Stock of the Company. The amount of each loan was a maximum of $100,000, and the loans are payable in a lump sum in June 1998, or upon earlier termination of employment or sale of stock. At April 22, 1997 loans were outstanding to the following executive officers under this program: Wayne W.

Abbott, Roger A. Cooke, Michael H. Don, Sammy K. Duncan, Keith W. Lovett, Cheryl
D. Perrin, John A. Velke and Scott L. Wippel.

Retirement Benefits

          The Company has adopted a nonqualified Supplemental Income Plan to provide supplemental retirement and death benefits to key employees. The plan is administered by the Compensation Committee. Any key executive of the Company who holds a position of Senior Vice President or higher is eligible to participate in this plan. The Committee selects participants from those eligible employees recommended by the Company's Chief Executive Officer. A participant is entitled to receive full benefits under the Supplemental Income Plan upon normal retirement by termination of employment after age 62. A participant is also entitled to receive reduced benefits if the participant voluntarily terminates his or her employment, is terminated without cause or dies before age 62. The normal retirement benefit under the Supplemental Income Plan is a projected annual amount, to be paid in equal monthly installments for 15 years, based upon the estimated cash surrender value, less the premiums paid and other expenses of the Company, of a Company-owned life insurance policy purchased on the life of the executive. The actual benefit will vary from the projected benefit based on actual dividend experience. The Company guarantees each participant a minimum benefit equal to at least 60 percent of the projected benefit. Based on certain assumptions, the projected annual benefits payable to Messrs. Miller and Dayoob and Ms. Sammons upon retirement at normal retirement age would be $60,400, $21,300 and $100,600, respectively.

          The Company has agreed to pay certain benefits to Mr. Miller in connection with his employment, including certain death, disability, retiree medical and retirement benefits. In the event of his termination for any reason other than cause, death or permanent disability, Mr. Miller is entitled to payment of two years of compensation at his then-current, annual salary (payable without interest). Assuming Mr. Miller retires at age 62, he will be entitled to receive an additional monthly retirement benefit of $10,805 for the remainder of his life.

Directors Compensation

          Directors who are not employees of the Company receive an annual fee of $15,000 and participate in the Non-Employee Directors Stock Compensation Plan. Under the Non-Employee Directors Stock Compensation Plan, participants are awarded $87,500 worth of the Company's Common Stock every five years. Participants having fewer than five years of service remaining before reaching retirement age receive stock awards equivalent to $17,500 for each remaining year. Shares awarded under this plan are subject to forfeiture over the five-year period following the award (or shorter period to retirement) if the recipient ceases to be a director. The shares awarded under the plan are purchased in the market with funds supplied by the Company, and the certificates are then held by the Company until the forfeiture restrictions lapse. Directors have voting and dividend rights with respect to the shares. Directors who are not employees of the Company also receive a fee of $1,000 per board or committee meeting attended.

Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors (the "Committee") is composed of four outside directors and, pursuant to authority delegated by the Board, determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

          The Company's objectives for executive compensation are to (i) attract and retain key executives important to the long term success of the Company;
(ii) reward executives for performance and enhancement of shareholder value; and
(iii) align the interests of the executive officers with the success of the Company by making a portion of the compensation based upon corporate performance.

          Section 162(m) of the Internal Revenue Code of 1986 generally disallows a federal income tax deduction to the Company for compensation over $1,000,000 paid to any of the Company's chief executive officer and four other most highly compensated executive officers unless such compensation is payable only on account of the attainment of one or more performance goals determined by a Board committee such as the Compensation Committee and otherwise qualifies as performance based pursuant to Section 162(m). The levels of salary and bonus paid by the Company for fiscal 1996 did not exceed the $1,000,000 limit.

          The Compensation Committee's policy with respect to the tax deductibility of executive compensation under Section 162(m) of the Internal Revenue Code is to qualify such compensation for deductibility where practicable. In this regard, the Company amended the 1990 Stock Incentive Plan two years ago to impose an individual limit on the maximum number of stock option shares which may be granted to participants to ensure that compensation resulting from stock option exercises by the Chief Executive Officer and the other four most highly compensated proxy-named executives will be tax deductible by the Company.

          Executive Officer Compensation Program. The primary components of the Company's executive officer compensation program are base salary, annual bonus plan, and long term incentive compensation in the form of stock options and capital bonus plan.

          Base salary levels for the Company's executive officers are set relative to companies of similar size in the retail industry and other companies in the Pacific Northwest. In determining salaries, the Company also takes into account individual experience, job responsibility and performance.

          The Company's Bonus Plan is an annual incentive program for executive officers, department and group managers and other selected employees of the Company. The purpose of the Bonus Plan is to provide a direct financial incentive in the form of an annual cash bonus to executives to achieve predetermined departmental and Company financial goals. Target bonuses are set for each executive officer as a percentage of base compensation. The target bonus percentage depends upon level of responsibility within the Company. In fiscal 1996, the financial measure of performance under the Plan for the Company was pretax income and, to a lesser extent, control of net inventory. Department performance is determined in relation to pre-established targets for store contribution income and control of net inventory and for departmental operational income or expense. Generally, no bonus is paid under the Bonus Plan if threshold levels for Company, store or department performance are not achieved. Eighty percent of the annual bonus payable to each executive officer at bonus plan targeted pretax income, net inventory, operational income and/or departmental expense was paid in cash. The remaining twenty percent was withheld pursuant to the Company's Capital Bonus Plan and paid in the form of restricted shares of Company Common Stock. The shares were issued based on the closing price of the Company's Common Stock on March 31, 1997 and vest in an equal number of shares over three years (i.e., 1996's restricted shares vest on March 31, 1998; March 31, 1999 and March 31,
2000), subject to the officer being an employee at the time of vesting. The shares also vest on the retirement, death or disability of the officer.

          The Company's stock option program is intended as a long term incentive plan for executives, managers and selected salaried employees of the Company. The objectives of the program are to align employee and shareholder long term interests by creating a strong direct link between compensation and shareholder value. The Company's Stock Incentive Plan authorizes the Committee to award stock options to executive officers and other employees of the Company. Stock options are granted at an option price equal to the fair market value of the Company's Common Stock on the day preceding the date of grant. Options generally become exercisable to the extent of 25 or 20 percent of the grant on the anniversary date of the grant for the four or five succeeding years. Stock options generally have 10-year terms and terminate shortly after termination of employment. The amount of stock option grants for an individual depends upon his or her level of responsibility and position in the Company.

          Compensation of the Chief Executive Officer. The compensation of the Chief Executive Officer of the Company was determined by negotiation of an employment agreement at the time of his employment in September 1991. The agreement was amended in 1994. The employment agreement provides that Mr. Miller receive an annual salary and be eligible for an annual bonus in an amount up to 100 percent of his annual salary based upon the achievement of financial objectives approved by the Board of Directors. The employment agreement also provides for disability, pension, and severance benefits, the amount of which will depend upon the term of Mr. Miller's employment with the Company. Pursuant to the employment agreement, the Compensation Committee of the Board of Directors reviewed and increased the Chief Executive's base salary in 1992, 1993, 1994 and 1996. The Chief Executive's current annual base salary is $590,000. The factors considered by the Committee in approving the increases were (1) the achievement of the goals that the

Board had established for the Company's management, including goals for operating profit, performance relative to competitors and new and remodeled store development, (2) the contribution made by the Chief Executive in establishing the long-term strategic and business plan of the Company, including the establishment and achievement of organizational and management development goals, (3) enhancement of shareholder value during the prior year and (4) levels of compensation paid to other senior executives in the industry.

        Roger S. Meier, Chairman
        James J. Curran
        A. M. Gleason
        David J. Johnson

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The Common Stock is the only authorized voting security of the Company currently outstanding. The Common Stock is entitled to one vote per share. The Common Stock does not have cumulative voting rights.

          The following table shows ownership of shares of Common Stock of the Company on March 1, 1997, except as noted, by the only persons who, to the knowledge of the Board of Directors, beneficially owned more than 5% of the Common Stock, by certain current and former executive officers of the Company and by all executive officers and directors as a group:

                                                          Number of           Approximate
Name                                                      Shares(1)              Percent
----                                                   ------------          -----------
Metropolitan Life Insurance Company                    3,645,667(2)              13.9%
1 Madison Avenue
New York, New York  10010

Cramer Rosenthal McGlynn, Inc.                         1,897,350(3)               7.2
707 Westchester Avenue
White Plains, New York  10604

Robert G. Miller                                         433,292(4)(5)            1.6

Curt Lerew, III                                          139,300(4)(6)             *

Mary F. Sammons                                           96,969(4)(7)             *

Edward A. Dayoob                                          53,401(4)                *

Ronald J. McEvoy                                           4,400(8)                *

21 Current Executive Officers and Directors as a group   1,026,715(9)             3.8

     *    Less than 1%.

     (1) Shares held directly with sole voting and sole investment power unless otherwise indicated.

     (2) Based upon information provided by the shareholder in a Schedule 13G, dated February 6, 1997, filed with the Securities and Exchange
          Commission.

     (3) Based upon information provided by the shareholder in a Schedule 13G, dated April 14, 1997, filed with the Securities and Exchange
          Commission, shares are held directly with shared voting and shared investment power.

     (4)  Includes 295,403, 125,000, 33,442 and 49,155 shares of Messrs. Miller,
          Lerew and Dayoob and Ms. Sammons, respectively, subject to options that are currently exercisable or become exercisable within 60 days of the date of this table.


     (5) Includes 1,625 shares owned by Mr. Miller's son. Beneficial ownership is disclaimed as to such shares.

     (6)  Mr. Lerew resigned as an officer of the Company on April 2, 1997.

     (7) Includes 1,161 shares held by Ms. Sammons' spouse and son for which beneficial ownership is disclaimed.

     (8) Number of shares owned on February 4, 1997, the date Mr. McEvoy resigned as an officer of the Company.

     (9) Includes 620,643 shares subject to options that are currently exercisable or become exercisable within 60 days of the date of this table. Includes 18,886 shares for which beneficial ownership is disclaimed.

          See Item 10 of this Annual Report on Form 10-K for information relating to stock ownership by directors of the Company.

Item 13.  Certain Relationships and Related Transactions

          At February 1, 1997, the Company leased or subleased 10 of its locations (land, buildings, and improvements) from Real Estate Properties Limited Partnership, an Oregon limited partnership ("Properties"). At February 1, 1997, Metropolitan Life Insurance Company, (the "Institutional Investor") which holds approximately 14% of the outstanding stock of the Company, held approximately 71% of the aggregate Class A limited partnership interests in Properties. Class A limited partners are entitled to a cumulative 10.25% annual return on their adjusted capital contributions; an annual distribution of 45% of certain funds of Properties available after payment of certain expenses, interest on indebtedness, and the fixed current return to the Class A limited partners; 45% of other distributions (other than Properties' final distribution), including distributions of the net proceeds realized by Properties from any sale of its properties after payment of a pro rata share of return of capital; and allocations for income tax purposes of various items arising from the operation of Properties. Properties made cash distributions of approximately $23,489,500 and allocations of taxable income and losses of approximately $17,086,000 to the Institutional Investor for the 1996 partnership year (including amounts paid after year-end relating to such year).

          Net lease payments made by the Company to Properties for the year ended February 1, 1997 were approximately $13,379,000. Leases between the Company and Properties require the Company to pay all property taxes and certain other amounts relating to the right to use the properties leased to the Company. Such property taxes paid by the Company during the year ended February 1, 1997 amounted to approximately $1,816,000. The Company leased two properties directly from two companies under common control with Properties for the year ended February 1, 1997. Rents and property taxes paid under these leases for the year totaled approximately $2,313,000 and $259,000, respectively.

          At February 1, 1997, the Institutional Investor owned 36 properties which were leased to the Company. The Institutional Investor purchased these 36 properties from Properties in 1986 and 1987. During the year ended February 1, 1997, the Company paid approximately $46,070,000 in lease payments and approximately $5,528,000 in property taxes under these leases.

          During the year ended February 1, 1997, the Company entered into purchase agreements with Properties for the acquisition of seven properties leased to the Company by Properties. The acquisitions were completed using a bank to acquire the properties and lease them to the Company pursuant to a synthetic lease financing vehicle. In addition, the Company and Properties terminated the lease by the Company of one property and extended lease terms and set modified rent at other properties leased by Properties to the Company.

          On February 4, 1997, the Company and the Institutional Investor entered into purchase agreements covering six retail store locations and a distribution center, under which the fee interests in such locations were sold to the Company (or its bank designee in connection with sale and leaseback financing). The purchase price for the properties aggregated approximately $112,000,000 and was determined on the basis of discounted rental obligations for the remaining terms of the leases. In connection with the transactions, lease renewal options were exercised and rental amounts were amended for the remaining 29 retail locations and the Company acquired options to buy land relating to 18 locations leased from the Institutional Investor. The amount of the purchase price and the other terms of this transaction were negotiated on behalf of the Company by Mr. Miller and approved by the disinterested members of the Board of Directors.

          In December 1981, the Company and Properties agreed to guarantee certain of the other's liabilities assumed from the predecessor of the Company. This guarantee remains outstanding; however, to date the Company has not been required to make payment on any obligations assumed by Properties.

          The transactions discussed herein were on terms believed by the Board of Directors of the Company to be fair to the Company and no less favorable than the Company could have obtained with an unrelated party. The renegotiation, from time to time, of leases by the Company is in the ordinary course of the Company's business.

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  May 20, 1997          FRED MEYER, INC.


                                       By: DAVID R. JESSICK
                                           -------------------------------------
                                           David R. Jessick
                                           Chief Financial Officer and
                                           Senior Vice President