Form 10-Q
period 1997-05-24
MEYER FRED INC
filed 1997-06-23
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 24, 1997

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



         Shares of Common Stock Outstanding at May 24, 1997: 26,642,779

                         PART I - FINANCIAL INFORMATION

                        FRED MEYER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                                                 May 24,         February 1,
                                                                                   1997                1997
                                                                             ----------          ----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..............................................   $   64,152          $   48,769
   Receivables-net........................................................       25,265              23,729
   Inventories............................................................      624,356             604,910
   Prepaid expenses and other.............................................       32,911              43,149
   Current portion of deferred taxes.....................................        17,226              17,226
                                                                             ----------          ----------
      Total current assets...............................................       763,910             737,783
                                                                             ----------          ----------

PROPERTY AND EQUIPMENT-NET................................................      997,995             929,765
                                                                             ----------          ----------

OTHER ASSETS..............................................................       26,684              25,866
                                                                             ----------          ----------

         TOTAL...........................................................    $1,788,589          $1,693,414
                                                                             ==========          ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks................................   $  430,632          $  398,430
   Current portion of long-term debt
      and lease obligations...............................................        1,038               1,038
   Income taxes payable...................................................        7,077               5,115
   Accrued expenses and other.............................................      103,461              99,998
                                                                             ----------          ----------
      Total current liabilities...........................................      542,208             504,581
                                                                             ----------          ----------

LONG-TERM DEBT AND MORTGAGES..............................................      558,089             521,512
                                                                             ----------          ----------

CAPITAL LEASE OBLIGATIONS.................................................       13,182              13,227
                                                                             ----------          ----------

DEFERRED LEASE TRANSACTIONS...............................................       41,547              46,318
                                                                             ----------          ----------

DEFERRED INCOME TAXES.....................................................       35,176              35,176
                                                                             ----------          ----------

OTHER LONG-TERM LIABILITIES...............................................        5,555               5,302
                                                                             ----------          ----------

STOCKHOLDERS' EQUITY
   Common stock...........................................................          291                 287
   Additional paid-in capital.............................................      215,722             203,314
   Retained earnings......................................................      447,381             434,122
   Treasury stock and other...............................................      (70,562)            (70,425)
                                                                             ----------          ----------
      Total stockholders' equity..........................................      592,832             567,298
                                                                             ----------          ----------

         TOTAL............................................................   $1,788,589          $1,693,414
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

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                     16 Weeks Ended
                                                                             ------------------------------
                                                                                 May 24,             May 25,
                                                                                   1997                1996
                                                                             ----------          ----------
NET SALES..................................................................  $1,193,936          $1,040,028
COST OF MERCHANDISE SOLD...................................................     838,515             737,956
                                                                             ----------          ----------

GROSS MARGIN...............................................................     355,421             302,072
OPERATING AND ADMINISTRATIVE EXPENSES......................................     320,428             273,736
                                                                             ----------          ----------

INCOME FROM OPERATIONS.....................................................      34,993              28,336
INTEREST EXPENSE-NET.......................................................      13,607              13,104
                                                                             ----------          ----------

INCOME BEFORE INCOME TAXES.................................................      21,386              15,232
PROVISION FOR INCOME TAXES.................................................       8,127               5,788
                                                                             ----------          ----------

NET INCOME.................................................................  $   13,259          $    9,444
                                                                             ==========          ==========

EARNINGS PER COMMON SHARE..................................................        $.48                $.33
                                                                                   ====                ====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING...............................................      27,817              28,539
                                                                                 ======              ======



                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                   16 Weeks Ended
                                                                             ----------------------------
                                                                               May 24,             May 25,
                                                                                 1997                1996
                                                                             --------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................   $ 13,259             $ 9,444
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment...........................................     38,172              35,322
      Amortization of goodwill............................................         95                  95
      Deferred lease transactions.........................................     (4,771)               (860)
      Other liabilities...................................................        253                (430)
      Income taxes........................................................      1,961                (269)
      Inventories.........................................................    (19,446)            (38,454)
      Other current assets................................................      7,669               3,781
      Accounts payable and accrued expenses...............................     32,042              65,719
      Other...............................................................        144              (6,203)
                                                                             --------             -------

   Net cash provided by operating activities..............................     69,378              68,145
                                                                             --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net...........................................     12,227                 151
   Increase (decrease) in outstanding checks..............................      3,622              (1,136)
   Increase in notes receivable...........................................       (139)               (273)
   Long-term financing:
      Borrowings..........................................................     36,845                 ---
      Repayments..........................................................       (313)            (39,632)
                                                                             --------             -------

   Net cash provided by (used for)
      financing activities................................................     52,242             (40,890)
                                                                             --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment....................................   (111,702)            (36,131)
   Net proceeds from sale of real property................................      5,465               5,827
                                                                             --------             -------

   Net cash used for investing activities.................................   (106,237)            (30,304)
                                                                             --------             -------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) for the period.................................     15,383              (3,049)
   Beginning of period....................................................     48,769              41,849
                                                                             --------             -------

   End of period..........................................................   $ 64,152             $38,800
                                                                             ========             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest............................................................    $13,117             $12,510
      Income taxes........................................................      3,013               6,038


                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Reporting Periods
      -------------------------
      The Company's interim reporting periods for reports to stockholders are the 16th, 28th, and 40th weeks of its fiscal year.

2.    Inventories
      -----------
      Inventories consist mainly of merchandise held for sale. Substantially all of the inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Estimated gross margins have been used for determining the cost of merchandise sold for those operating departments not taking physical inventories at the end of the interim periods.

3.    Income Taxes
      ------------
      Income taxes have been provided for based upon the current estimate of the Company's annual effective tax rate.

4.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the sixteen weeks ended May 24, 1997 were:
                                                              (In thousands)
                                                              --------------
       Stockholders' equity, February 1, 1997                   $567,298
       Issuance of common stock - net                             12,227
       Amortization of unearned compensation                          48
       Net income                                                 13,259
                                                                --------
       Stockholders' equity, May 24, 1997                       $592,832
                                                                ========

5.    Earnings Per Common Share
      -------------------------
      Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options (ranging in exercise price from $12.125 to $41.25 per share) which was determined by using the "treasury stock" method.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement, and requires additional disclosures regarding EPS. SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending January 31, 1998 and require restatement of all prior periods presented. Earlier application of this statement is not permitted. However, if the Company computed its EPS for the 16 weeks ended May 24, 1997 in a manner consistent with SFAS No. 128, the pro forma amounts would have been as follows:

           Basic earnings per share                                 $.50
           Diluted earnings per share                               $.48
           Basic weighted average number of common shares
                outstanding to the nearest thousand               26,525
           Diluted weighted average number of common and
                common equivalent shares outstanding to
                the nearest thousand                              27,628

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

                                 ---------------

The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the 16 weeks ended May 24, 1997 and May 25, 1996.

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

                                FRED MEYER, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1996 and the first quarter 1997 through internally generated cash flow and sale-leaseback proceeds, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

The Company modified and extended its credit facility on April 23, 1997 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500.0 million. Modifications included more favorable pricing as well as less restrictive financial covenants. This agreement continues through June 30, 2002, at which time the agreement terminates and any outstanding amounts must be paid in full. In addition to this committed credit facility, at May 24, 1997 the Company had $105.0 million of uncommitted money market lines with several foreign banks and $120.0 million of uncommitted money market lines with banks which are also in the committed credit facility. The bank lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as the development of Management Information Systems. At May 24, 1997 the Company had unrated commercial paper outstanding in the amount of $314.9 million and a total of approximately $185.1 million available for borrowings that would be supported by its committed credit facility.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At May 24, 1997, the Company had outstanding four interest rate contracts, for a total notional principal amount of $75.0 million, with commercial banks. Two swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at rates between 5.20% and 7.595% on a notional principal amount of $40.0 million. These contracts expire through 1998. Two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $35 million. These contracts expire through 1999. The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At May 24, 1997, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80.0 million, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.2775% and 6.5369% on notional principal amounts of $40.0 million. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional principal amounts totaling $40.0 million. All seven of these contracts expire in 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate and rent rate swap and cap agreements. The Company requires an A or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

The Company believes that a combination of cash flow from operations and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1997, currently budgeted to be approximately $167.0 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale-leaseback transactions, or by issuing additional debt or equity.

RESULTS OF OPERATIONS

COMPARISON OF THE 16 WEEKS ENDED MAY 24, 1997 WITH THE 16 WEEKS ENDED MAY 25, 1996.

Net sales for the first quarter of 1997 increased $153.9 million or 14.8% over the corresponding quarter in 1996. This increase reflects sales growth at existing stores, openings of new stores, and, to a lesser extent, inflation. Comparable store sales increased 7.0% for the first quarter of 1997. Comparable food store sales increased 6.0%, and comparable nonfood store sales increased 8.7%. The Company's food operations accounted for 59.8% of the overall sales in 1997 and 61.0% in 1996.

Gross margin as a percent of net sales was 29.8% for the first quarter of 1997, compared with 29.0% in 1996's first quarter. Gross margins increased as a percent of net sales due primarily to lower markdowns, the effects of increased sales of higher-margin jewelry, mainly from 71 stores acquired in 1996, and the improved mix of sales in nonfood, particularly in apparel.

Operating and administrative expenses as a percent of net sales were 26.8% for the first quarter of 1997, compared with 26.3% in 1996's first quarter. Expenses as a percent of sales increased in 1997's first quarter due to increased wages in certain remerchandised nonfood sections of the multidepartment stores, increased expenses in the fine jewelry stores, and expenses associated with the opening of five new multidepartment stores versus one opening in 1996's first quarter.

Net interest expense for the first quarters of 1997 and 1996 was $13.6 million and $13.1 million, respectively.

The effective tax rate was 38.0% for the first quarters of 1997 and 1996.

Net income increased 40.4% to $13.3 million in the first quarter of 1997 from $9.4 million in 1996. Earnings per share were $.48 for the first quarter of 1997 based on 27.8 million shares outstanding, compared with $.33 for the prior year's first quarter based on 28.5 million shares outstanding.


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

                           PART II. OTHER INFORMATION

Item 5.   Other Information

          On May 11, 1997, Fred Meyer and Smith's Food & Drug Centers, Inc., a Delaware corporation, entered into an Agreement and Plan of Reorganization and Merger, which was filed with the Company's Current Report on Form 8-K dated May 11, 1997.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibit

          10I. Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) assigned its interest to Metropolitan Life Insurance Company and a First Amendment to Lease Agreement, dated November 25, 1986, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Memorandum of First Amendment to Lease Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for Nampa, Idaho. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Form of Modification to Master Lease Agreement entered into as of February 4, 1997 between Metropolitan, as Landlord and the Company, as Tenant/lessee relating to 29 leases with nonstandard provisions attached as appendices and form of Termination of Master Lease entered into as of February 4, 1997 with respect to six Premises and one distribution center. See appendices.

          10R. Sale Agreement between Metropolitan, as Seller and the Company, as Purchaser dated as of February 3, 1997 for Juneau.

          10S. Sale Agreement between Metropolitan, as Seller and the Company, as Purchaser dated as of February 3, 1997 for Columbia Falls and Kalispell.

          10T. Sale Agreement between Metropolitan, as Seller and the Company, as Purchaser dated as of February 3, 1997 for Clackamas Distribution Center.

          10U. Sale Agreement between Metropolitan, as Seller and the Company, as Purchaser dated as of February 3, 1997 for Roseburg.

          10V. Sale Agreement between Metropolitan, as Seller and the Company, as Purchaser dated as of February 3, 1997 for Fourth Plain and Tacoma Lakewood.

          10W. Agreement Concerning Miscellaneous Parcels, dated as of February 4, 1997 between Metropolitan and the Company (Pad Agreements).

          11.   Computation of earnings per Common Share.

          27.   Financial Data Schedule.

      (b) Reports on Form 8-K

          Current Report on Form 8-K of Fred Meyer, Inc., dated May 11, 1997 as filed with the Commission on May 14, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRED MEYER, INC.
                                       (Registrant)



Dated:   June 23, 1997                 DAVID R. JESSICK
         -------------                 -------------------------------
                                       David R. Jessick
                                       Senior Vice President - Finance
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                              Sequential
Number   Document Description                                        Page Number
------   --------------------                                        -----------

10I. Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) assigned its interest to Metropolitan Life Insurance Company and a First Amendment to Lease Agreement, dated November 25, 1986, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Memorandum of First Amendment to Lease Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for Nampa, Idaho. Incorporated by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Form of Modification to Master Lease Agreement entered into as of February 4, 1997 between Metropolitan, as Landlord and the Company, as Tenant/lessee relating to 29 leases with nonstandard provisions attached as appendices and form of Termination of Master Lease entered into as of February 4, 1997 with respect to six Premises and one distribution center. See appendices.

10R.     Sale Agreement between Metropolitan, as Seller and the
         Company, as Purchaser dated as of February 3, 1997 for Juneau.

10S.     Sale Agreement between Metropolitan, as Seller and the
         Company, as Purchaser dated as of February 3, 1997 for Columbia Falls and Kalispell.

10T.     Sale Agreement between Metropolitan, as Seller and the
         Company, as Purchaser dated as of February 3, 1997 for Clackamas Distribution Center.

10U.     Sale Agreement between Metropolitan, as Seller and the
         Company, as Purchaser dated as of February 3, 1997 for Roseburg.

10V.     Sale Agreement between Metropolitan, as Seller and the
         Company, as Purchaser dated as of February 3, 1997 for Fourth Plain and Tacoma Lakewood.

10W.     Agreement Concerning Miscellaneous Parcels, dated as of
         February 4, 1997 between Metropolitan and the Company
         (Pad Agreements).

11.      Computation of earnings per Common Share.

27.      Financial Data Schedule.