Form 10-K/A
period 1997-02-01
MEYER FRED INC
filed 1997-08-06
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 Amendment No. 2

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


                       Fred Meyer, Inc. and Subsidiaries

                                Table of Contents
--------------------------------------------------------------------------------
Item of Form 10-K
                                                                            Page

Part I

     Item 1       Business ................................................... 3

Part II

     Item 6       Selected Financial Data ....................................12

     Item 8       Financial Statements and Supplementary Data ................15

Part IV

     Item 14      Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K ...................................

Signatures        ............................................................32


2                      Fred Meyer, Inc. and Subsidiaries

                                     Part I
--------------------------------------------------------------------------------

Item 1. Business.
-----------------

General

     Fred Meyer, Inc. (the "Company") is a regional retailer of a wide range of food, apparel, fine jewelry, and products for the home. As of February 1, 1997, the Company operated 109 multidepartment stores in six states under the name "Fred Meyer" and 110 specialty stores in 17 states. All but five of the specialty stores are mall jewelry stores operating under the names "Fred Meyer Jewelers" or "Merksamer Jewelers." The multidepartment stores are unique in the Pacific Northwest in combining food with a wide range of nonfood merchandise under one roof. These stores average approximately 144,000 square feet of retail space and emphasize one-stop-shopping for necessities and items of everyday use. The multidepartment stores accounted for approximately 97.4% and 96.6% of the Company's total sales and operating income, respectively, for the fiscal year ended February 1, 1997 ("1996"). For 1996, food and nonfood sales were 41.1% and 58.9% of total sales, respectively.

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

Distribution and Processing

     The Company has over 225,000 stock-keeping units supplied by over 10,000 suppliers, none of which represents more than 5% of the Company's total purchases. Due to its many sources of supply, the Company believes that it has many alternative sources of supply for the products it purchases. The Company also believes its purchase terms are generally in line with industry practices.

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
-----------------------------------------------------------------------------------------------------------------


12                     Fred Meyer, Inc. and Subsidiaries

Item 6. Selected Financial Data.
--------------------------------
(Page 2 of 3)
                                                                        Fiscal Year Ended
                                                    -------------------------------------------------------------
(In thousands, except per-share data,               January 30,    February 1,     February 2,     February 3,
 percentages and number of stores)                        1993           1992            1991            1990
-----------------------------------------------------------------------------------------------------------------
Income Statement Data
Net sales ......................................... $2,849,521     $2,700,550      $2,474,327      $2,283,187
Gross margin ......................................    852,821        807,729         739,992         669,696
Operating and administrative expenses .............    738,581        724,446         672,484         619,605
Writedown of California assets/restructuring
  charge (reversal) ...............................         --         (8,289)/9           --          49,277/9
Income from operations ............................    114,240         91,572          67,508             814
Interest expense, net of interest income/1 ........     18,070         20,577          15,974          13,947
Income (loss) before income taxes .................     96,170         70,995/9        51,534         (13,133)
Provision for (benefit from) income taxes .........     35,583         25,768          17,951          (6,285)
Net income (loss) before accounting
  change/extraordinary item .......................     60,587         45,227/9        33,583          (6,848)
Accounting change/extraordinary item ..............         --             --              --              --
                                                    ----------     ----------      ----------      ----------
Net income (loss) ................................. $   60,587     $   45,227/9    $   33,583      $   (6,848)
                                                    ==========     ==========      ==========      ==========
Earnings (loss) per common share:
  Net income (loss) before accounting
    change/extraordinary item .....................      $2.21          $1.80/9         $1.37           $(.28)
  Accounting change/extraordinary item ............         --             --              --              --
                                                    ----------     ----------      ----------      ----------
  Net income (loss) ...............................      $2.21          $1.80/9         $1.37           $(.28)
                                                    ==========     ==========      ==========      ==========
Balance Sheet Data
Total assets ...................................... $1,081,627       $974,780        $905,756        $796,894
                                                    ==========     ==========      ==========      ==========
Capitalization:
  Long-term debt ..................................   $195,837       $240,968        $232,881        $188,441
  Capital lease obligations .......................     70,313         67,387          67,664          66,393
                                                    ----------     ----------      ----------      ----------
    Total long-term debt and capital lease
      obligations .................................    266,150        308,355         300,545         254,834
  Stockholders' equity ............................    450,128        335,154         285,299         251,546
                                                    ----------     ----------      ----------      ----------
    Total capitalization .......................... $  716,278     $  643,509      $  585,844      $  506,380
                                                    ==========     ==========      ==========      ==========
Statistical Information
Percent of net sales:
  Nonfood sales ...................................      63.3%          63.7%           64.3%           66.8%
  Food sales ......................................      36.7%          36.3%           35.7%           33.2%
  Net income (loss) ...............................       2.1%           1.7%            1.4%            (.3)%
Total stores sales growth .........................       5.6%           9.2%           11.6%/10         8.4%/10
Comparable stores sales percentage increase
  (decrease)/2 ....................................       3.0%           4.0%            3.6%/10         4.5%/10
Long-term debt and capital leases as a
  percent of total capitalization .................      37.2%          47.9%           51.3%           50.3%
Number of multidepartment and specialty
  stores operated at year end .....................        123            122             122             125
Total retail square feet at end of year ...........     12,646         12,679          12,213          11,743
Selling square feet at end of year ................      9,471          9,657           9,361           9,056
Sales per selling square foot (weighted average)...       $304           $283            $269            $261/10
Common shares outstanding (weighted average).......     27,446         25,182          24,500          24,801
-----------------------------------------------------------------------------------------------------------------


                       Fred Meyer, Inc. and Subsidiaries                      13

Item 6. Selected Financial Data.
--------------------------------
(Page 3 of 3)
                                                                  Fiscal Year Ended
                                                    -------------------------------------------
(In thousands, except per-share data,               January 28,     January 30,     January 31,
 percentages and number of stores)                        1989            1988            1987
-----------------------------------------------------------------------------------------------
Income Statement Data
Net sales ......................................... $2,072,507      $1,847,104      $1,687,674
Gross margin ......................................    609,378         546,418         487,295
Operating and administrative expenses .............    543,188         485,083         429,935
Writedown of California assets/restructuring
  charge (reversal) ...............................         --              --              --
Income from operations ............................     66,190          61,335          57,360
Interest expense, net of interest income/1 ........      9,291           7,449          11,945
Income (loss) before income taxes .................     56,899          53,886          45,415
Provision for (benefit from) income taxes .........     20,238          21,850          21,350
Net income (loss) before accounting
  change/extraordinary item .......................     36,661          32,036          24,065
Accounting change/extraordinary item ..............         --              --          (1,530)/11
                                                    ----------      ----------      ----------
Net income (loss) ................................. $   36,661      $   32,036      $   22,535
                                                    ==========      ==========      ==========
Earnings (loss) per common share:
  Net income (loss) before accounting
    change/extraordinary item .....................      $1.50           $1.31           $1.15
  Accounting change/extraordinary item ............         --              --            (.07)/11
                                                    ----------      ----------      ----------
  Net income (loss) ...............................      $1.50           $1.31           $1.08
                                                    ==========      ==========      ==========
Balance Sheet Data
Total assets ...................................... $  686,806      $  626,522      $  533,986
                                                    ==========      ==========      ==========
Capitalization:
  Long-term debt .................................. $   92,180      $   87,730      $   76,874
  Capital lease obligations .......................     50,774          46,904          36,093
                                                    ----------      ----------      ----------
    Total long-term debt and capital lease
      obligations .................................    142,954         134,634         112,967
  Stockholders' equity ............................    258,188         221,056         186,692
                                                    ----------      ----------      ----------
    Total capitalization .......................... $  401,142      $  355,690      $  299,659
                                                    ==========      ==========      ==========
Statistical Information
Percent of net sales:
  Nonfood sales ...................................      68.2%           67.6%           66.1%
  Food sales ......................................      31.8%           32.4%           33.9%
  Net income (loss) ...............................       1.8%            1.7%            1.3%
Total stores sales growth .........................      12.2%            9.5%            6.6%
Comparable stores sales percentage increase
  (decrease)/2 ....................................       7.9%            6.6%            4.3%
Long-term debt and capital leases as a
  percent of total capitalization .................      35.6%           37.9%           37.7%
Number of multidepartment and specialty
  stores operated at year end .....................        112              99              93
Total retail square feet at end of year ...........     10,925          10,494           9,738
Selling square feet at end of year ................      8,388           8,064           7,497
Sales per selling square foot (weighted average)...       $253            $239            $228
Common shares outstanding (weighted average).......     24,470          24,403          20,870
-----------------------------------------------------------------------------------------------

/1   Interest income was $858, $1,060, $885, $707, $544, $517, $467, $482, $336,
     $350 and $1,679, respectively.
/2 Includes only sales of stores operating throughout each of the periods compared.
/3 The calculation for comparable store sales for the year ended February 1, 1997 is computed on a 52-week basis for both years.
/4 The calculation for comparable store sales for the year ended February 3, 1996, a 53-week year, is computed by adding a 53rd week to 1994's sales base.
/5 In 1994, the Company recorded a pretax charge of $15,978 to writedown to their estimated net realizable value one multidepartment store and three land parcels in California.
/6   Includes a nonrecurring LIFO credit of $6,178.
/7 Includes $3,588 from the resolution of an IRS audit ($2,286) related to the LIFO credit and a 38% tax rate.
/8 Effect of adopting Statement of Financial Accounting Standards No. 109 relating to income taxes.
/9 In 1989, the Company took a pretax charge of $49,277 related to closing some of its stores and for conversion of its management information systems from Honeywell to IBM. In 1991, the Company reversed $8,289 of this charge based on a decision not to close as many stores as previously provided for.
/10  Excludes 53rd week in the fiscal year ended February 3, 1990.
/11 Prepayment costs of $1,530 ($.07 per share) from early extinguishment of 17% Senior and Subordinated Notes, net of taxes.


14                     Fred Meyer, Inc. and Subsidiaries

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

Statements of Consolidated Operations

                                                                                  Fiscal Year Ended
                                                                     ----------------------------------------------
                                                                     February 1,       February 3,      January 28,
(In thousands, except per-share data)                                      1997              1996             1995
------------------------------------------------------------------------------------------------------------------
Net Sales ....................................................       $3,724,839        $3,422,718       $3,122,635
                                                                     ---------------------------------------------
Cost of Goods Sold:
    General ..................................................        2,613,746         2,443,531        2,255,749
    Related party lease (Note 3) .............................            5,566             5,673            5,566
                                                                     ---------------------------------------------
Total cost of goods sold .....................................        2,619,312         2,449,204        2,261,315
                                                                     ---------------------------------------------
Gross Margin .................................................        1,105,527           973,514          861,320
Operating and Administrative Expenses:
    General ..................................................          920,713           829,486          750,888
    Related party leases (Notes 3 and 8) .....................           50,954            55,601           57,036
    Writedown of California Assets (Note 4) ..................               --                --           15,978
                                                                     ---------------------------------------------
    Total operating and administrative expenses ..............          971,667           885,087          823,902
                                                                     ---------------------------------------------
Income from Operations .......................................          133,860            88,427           37,418
Interest Expense, net of interest income of $858,
    $1,060 and $885 ..........................................           39,432            39,578           25,857
                                                                     ---------------------------------------------
Income before Income Taxes ...................................           94,428            48,849           11,561
Provision for Income Taxes (Note 6) ..........................           35,883            18,563            4,393
                                                                     ---------------------------------------------
Net Income ...................................................       $   58,545        $   30,286       $    7,168
                                                                     =============================================
Net Income per Common Share ..................................            $2.09             $1.07             $.25
                                                                     =============================================
Weighted Average Number of Common Shares Outstanding .........           27,962            28,333           28,625
------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      15

Consolidated Balance Sheets

Assets
                                                                                       February 1,       February 3,
(In thousands)                                                                               1997              1996
-------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents ..................................................       $   48,769        $   41,849
    Receivables ................................................................           23,729            24,683
    Inventories ................................................................          604,910           520,555
    Prepaid expenses and other .................................................           43,149            23,680
    Current portion of deferred taxes (Note 6) .................................           17,226            22,046
                                                                                       ----------------------------
    Total current assets .......................................................          737,783           632,813
                                                                                       ----------------------------
Property and Equipment:
    Buildings, fixtures and equipment ..........................................        1,397,872         1,366,511
    Property held under capital leases (Note 8) ................................           17,523            17,523
    Land .......................................................................          139,474           160,657
                                                                                       ----------------------------
    Total property and equipment ...............................................        1,554,869         1,544,691
    Less accumulated depreciation and amortization .............................          625,104           530,543
                                                                                       ----------------------------
    Property and equipment--net .................................................         929,765         1,014,148
                                                                                       ----------------------------
Other Assets:
    Goodwill--net ...............................................................           4,599             4,907
    Other ......................................................................           19,873            17,885
                                                                                       ----------------------------
    Total other assets .........................................................           24,472            22,792
                                                                                       ----------------------------
    Total assets ...............................................................       $1,692,020        $1,669,753
-------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


16                    Fred Meyer, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholder's Equity
                                                                                       February 1,       February 3,
(In thousands, except per share data)                                                        1997              1996
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Outstanding checks .........................................................       $  112,991        $   63,177
    Accounts payable ...........................................................          285,439           193,896
    Current portion of long-term debt and lease obligations (Notes 5 and 8)                 1,038             1,468
    Income taxes payable .......................................................            5,115             4,857
    Accrued expenses:
        Compensation ...........................................................           58,347            48,743
        Insurance and other ....................................................           41,651            37,590
                                                                                       ----------------------------
    Total current liabilities ..................................................          504,581           349,731
                                                                                       ----------------------------
Long-term Debt (Note 5) ........................................................          521,512           656,260
                                                                                       ----------------------------
Capital Lease Obligations (Note 8) .............................................           13,227            13,298
                                                                                       ----------------------------
Deferred Lease Transactions (Note 8) ...........................................           46,318            42,271
                                                                                       ----------------------------
Deferred Income Taxes (Note 6) .................................................           35,176            30,814
                                                                                       ----------------------------
Other Long-term Liabilities (Notes 8 and 10) ...................................            5,302             7,984
                                                                                       ----------------------------
Commitments and Contingencies (Notes 8 and 12)
  Stockholders' Equity (Note 7):
    Preferred stock, $.01 par value (authorized, 5,000 shares;
        outstanding, none) .....................................................               --                --
    Common stock, $.01 par value (authorized, 100,000 shares;
        issued--28,404 shares and 26,705 shares;
        outstanding--26,204 shares and 26,705 shares) ..........................              287               270
Additional paid-in capital .....................................................          203,314           195,593
Treasury stock 1996--2,200 shares...............................................          (69,773)             (206)
Notes receivable from officers..................................................           (1,394)           (1,839)
Unearned compensation...........................................................             (652)               --
Retained earnings ..............................................................          434,122           375,577
                                                                                       ----------------------------
Total stockholders' equity .....................................................          565,904           569,395
                                                                                       ----------------------------
Total liabilities and stockholders' equity .....................................       $1,692,020        $1,669,753
-------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      17

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


18                    Fred Meyer, Inc. and Subsidiaries

Statements of Changes in Consolidated Stockholders' Equity

                                               Common Stock                     Treasury Stock
                                            --------------------------------------------------
                                            Number             Additional    Number
                                                of                Paid-in        of                          Retained
(In thousands)                              Shares   Amount       Capital    Shares     Amount     Other     Earnings        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 1994 ................  26,415     $267      $189,949        --   $     --     $(653)    $338,123    $527,686
Issuance of common stock:
Stock options exercised ..................     153        1         2,611        --         --        --           --        2,612
Tax benefits from stock options ..........      --       --           757        --         --        --           --          757
Amortization of unearned compensation ....      --       --            --        --         --       397           --          397
Net income ...............................      --       --            --        --         --        --        7,168        7,168
                                            --------------------------------------------------------------------------------------
Balance, January 28, 1995 ................  26,568      268       193,317        --         --      (256)     345,291      538,620
Issuance of common stock:
Stock options exercised ..................     137        2         2,016        --         --        --           --        2,018
Tax benefits from stock options ..........      --       --           260        --         --        --           --          260
Amortization of unearned compensation ....      --       --            --        --         --        50           --           50
Notes receivable - officers...............      --       --            --        --         --    (1,839)          --       (1,839)
Net income ...............................      --       --            --        --         --        --       30,286       30,286
                                            --------------------------------------------------------------------------------------
Balance, February 3, 1996 ................  26,705      270       195,593        --         --    (2,045)     375,577      569,395
Issuance of common stock:
Stock options exercised ..................   1,689       17         7,244        --         --        --           --        7,261
Stock bonus ..............................      10       --           166        --         --      (566)          --         (400)
Treasury stock ...........................      --       --          (326)    2,200    (69,773)       --           --      (70,099)
Tax benefits from stock options ..........      --       --           637        --         --        --           --          637
Amortization of unearned compensation ....      --       --            --        --         --       120           --          120
Payment on notes receivable - officers....      --       --            --        --         --       445           --          445
Net income ...............................      --       --            --        --         --        --       58,545       58,545
                                            --------------------------------------------------------------------------------------
Balance, February 1, 1997 ................  28,404     $287      $203,314     2,200   $(69,773)  $(2,046)    $434,122     $565,904
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      19

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

     Property and Equipment--Property and equipment is stated at cost. Depreciation on owned buildings and equipment is provided using the straight-line method over the estimated useful lives of the related assets of three to 31 years. Amortization of buildings under capital leases is provided using the straight-line method over the remaining related lease terms of 16 to 40 years. The Company has no equipment under capital leases.

     Goodwill--Goodwill is being amortized on a straight-line basis over 30 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows. Accumulated amortization was $4,659,000 and $4,352,000 at February 1, 1997 and February 3, 1996, respectively.

     Impairment of Long-lived Assets--In accordance with SFAS 121, the Company annually reviews and evaluates long-lived assets for potential impairment of value. A review and evaluation also occurs whenever events or changes in circumstances indicate that a long-lived asset's value may not be recoverable.

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


20                     Fred Meyer, Inc. and Subsidiaries

     Buying and Promotional Allowances--Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as earned.

     Advertising--Advertising costs are expensed as incurred. Advertising costs were $34,867,000, 37,156,000 and $34,932,000 for 1996, 1995 and 1994.

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


                       Fred Meyer, Inc. and Subsidiaries                      21

5.   Long-term Debt

     Long-term debt consisted of the following (in thousands):

                                                                         1996              1995
     -----------------------------------------------------------------------------------------------
     Commercial paper with maturities through July 1997,
        classified as long-term, interest rates of 5.44% to
        6.11% at February 1, 1997 ...................................     $283,040          $283,344
     Uncommitted bank borrowings classified as long-term ............           --           123,500
     Long-term notes secured by trust deeds, due through 2012,
        fixed interest rates from 9.00% to 9.52% ....................       41,819            42,536
     Long-term notes, unsecured:
        Due 1997 through 1998, interest rate is periodically
          reset, 6.10% at February 1,1997, paid quarterly ...........       70,000            70,000
        Due 1996, fixed interest rate of 7.74%, paid quarterly ......           --            10,000
        Due 2000, fixed interest rate of 6.775%, paid quarterly .....       20,000            20,000
     Senior notes, unsecured, due 1999 through 2007,
        fixed interest rates from 7.25% to 7.98% ....................      107,500           107,500
     Other ..........................................................           --               159
                                                                          --------------------------
     Total ..........................................................      522,359           657,039
     Less current portion............................................         (847)             (779)
                                                                          --------------------------
     Total ..........................................................     $521,512          $656,260
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

          The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At February 1, 1997, the Company had outstanding four interest rate contracts, for a total notional principal amount of $75,000,000, with commercial banks. The two swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at rates between 5.20% and 7.595% on a notional principal amount of $40,000,000. These contracts expire through 1998. The two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $35,000,000. These contracts expire through 1999. The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At February 1, 1997, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80,000,000, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.2775% and 6.537% on notional amounts of $40,000,000. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional amounts totaling $40,000,000. All seven of these contracts expire in 2000. Gains and losses on swaps


22                     Fred Meyer, Inc. and Subsidiaries
     and caps are amortized over the life of the instruments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

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
     ------------------------------------------------------------------------------------------

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 1997 and February 3, 1996 were as follows (in thousands):

                                                         1996              1995
     --------------------------------------------------------------------------
     Deferred tax assets:
       Capitalized inventory costs ................. $  8,627          $  7,150
       Accrued expenses ............................   23,954            20,369
       Restructuring related charges ...............    4,215             5,124
       Deferred lease transactions .................   13,644            16,063
       Other .......................................    8,552            10,058
                                                     --------------------------
         Total deferred tax assets .................   58,992            58,764
                                                     --------------------------
     Deferred tax liabilities:
       Accumulated depreciation ....................   55,782            54,170
       Prepaid expenses ............................   12,748             5,918
       LIFO inventory ..............................    8,412             7,444
                                                     --------------------------
         Total deferred tax liabilities ............   76,942            67,532
                                                     --------------------------
     Net deferred income taxes ..................... $ 17,950          $  8,768
                                                     --------------------------
     Current deferred income taxes--asset .......... $(17,226)         $(22,046)
     Noncurrent deferred income taxes--liability ...   35,176            30,814
                                                     --------------------------
     Net deferred income taxes ..................... $ 17,950          $  8,768
     --------------------------------------------------------------------------


                       Fred Meyer, Inc. and Subsidiaries                      23

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

     Stock Options--Activity under the plans was as follows (in thousands, except per share data):

                                                                          Weighted
                                                                           Average
                                                                      Option Price
                                                            Shares       Per Share          Total
     --------------------------------------------------------------------------------------------
     Shares under option:
        Balance, January 29, 1994......................      2,154          $23.52        $50,651
           Options granted.............................        406           36.16         14,696
           Options exercised...........................       (152)          17.14         (2,612)
           Options cancelled...........................        (50)          33.58         (1,678)

        Balance, January 28, 1995 .....................      2,358           25.90         61,057
           Options granted ............................        457           24.47         11,181
           Options exercised ..........................       (137)          14.76         (2,018)
           Options cancelled  .........................       (121)          32.51         (3,929)
                                                           -------         -------        -------
        Balance, February 3, 1996 .....................      2,557           25.93         66,291
           Options granted ............................      1,628           27.83         45,309
           Options exercised ..........................       (123)          17.74         (2,181)
           Options cancelled ..........................       (891)          33.41        (29,778)
                                                           -------         -------        -------
        Balance, February 1, 1997 .....................      3,171           25.12        $79,641
     --------------------------------------------------------------------------------------------

          Stock options granted in 1994, 1995 and 1996 expire in 10 years. The options vest over five years, 20 percent each year, beginning at the end of the first year. All stock options granted in 1994, 1995 and 1996 were granted at an amount equal to or greater than the fair market value on the grant date. Accordingly no compensation was recorded.

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


24                    Fred Meyer, Inc. and Subsidiaries

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


                       Fred Meyer, Inc. and Subsidiaries                      25

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


26                    Fred Meyer, Inc. and Subsidiaries

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


                       Fred Meyer, Inc. and Subsidiaries                      27

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


28                    Fred Meyer, Inc. and Subsidiaries

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

          The fair value of interest rate swap and cap agreements is the estimated amount at which they could be settled. At February 1, 1997, the Company could settle the swap agreements at a loss of $550,000 and cap agreements at a gain of $573,000. The value is determined based on the notional amount of each cap and swap, its term, and the difference in rates between the date of measurement and when the cap or swaps were initiated.

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


                       Fred Meyer, Inc. and Subsidiaries                      29

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


30                     Fred Meyer, Inc. and Subsidiaries

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


     DELOITTE & TOUCHE LLP


     DELOITTE & TOUCHE LLP
     Portland, Oregon

     March 12, 1997

                       Fred Meyer, Inc. and Subsidiaries                      31

                                     Part IV
--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)(3) Exhibits.

   23   Consent of Deloitte & Touche LLP.

32                     Fred Meyer, Inc. and Subsidiaries

Signatures
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 5, 1997              FRED MEYER, INC.

                                       By  DAVID R. JESSICK
                                           -------------------------------------
                                           David R. Jessick
                                           Chief Financial Officer and
                                           Senior Vice President, Finance


                       Fred Meyer, Inc. and Subsidiaries                      33