Form 10-K/A
period 1997-02-01
MEYER FRED INC
filed 1997-08-06
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 Amendment No. 3

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


16                    Fred Meyer, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholder's Equity
                                                                                       February 1,       February 3,
(In thousands, except per share data)                                                        1997              1996
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Outstanding checks .........................................................       $  112,991        $   63,177
    Accounts payable ...........................................................          285,439           193,896
    Current portion of long-term debt and lease obligations (Notes 5 and 8)                 1,038             1,468
    Income taxes payable .......................................................            5,115             4,857
    Accrued expenses:
        Compensation ...........................................................           58,347            48,743
        Insurance and other ....................................................           41,651            37,590
                                                                                       ----------------------------
    Total current liabilities ..................................................          504,581           349,731
                                                                                       ----------------------------
Long-term Debt (Note 5) ........................................................          521,512           656,260
                                                                                       ----------------------------
Capital Lease Obligations (Note 8) .............................................           13,227            13,298
                                                                                       ----------------------------
Deferred Lease Transactions (Note 8) ...........................................           46,318            42,271
                                                                                       ----------------------------
Deferred Income Taxes (Note 6) .................................................           35,176            30,814
                                                                                       ----------------------------
Other Long-term Liabilities (Notes 8 and 10) ...................................            5,302             7,984
                                                                                       ----------------------------
Commitments and Contingencies (Notes 8 and 12)
  Stockholders' Equity (Note 7):
    Preferred stock, $.01 par value (authorized, 5,000 shares;
        outstanding, none) .....................................................               --                --
    Common stock, $.01 par value (authorized, 100,000 shares;
        issued--28,404 shares and 26,705 shares;
        outstanding--26,204 shares and 26,705 shares) ..........................              287               270
Additional paid-in capital .....................................................          203,314           195,593
Treasury stock 1996--2,200 shares...............................................          (69,773)               --
Notes receivable from officers..................................................           (1,394)           (1,839)
Unearned compensation...........................................................             (652)             (206)
Retained earnings ..............................................................          434,122           375,577
                                                                                       ----------------------------
Total stockholders' equity .....................................................          565,904           569,395
                                                                                       ----------------------------
Total liabilities and stockholders' equity .....................................       $1,692,020        $1,669,753
-------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                       Fred Meyer, Inc. and Subsidiaries                      17

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

     Impairment of Long-lived Assets--In accordance with SFAS 121, the Company annually reviews and evaluates long-lived assets for potential impairment of value. The net book value of long-lived assets is compared to estimated fair market value and to estimated future cash flows (undiscounted and without interest). An impairment loss would be recorded for the excess of net book value over the fair market value or discounted future cash flows. A review and evaluation also occurs whenever events or changes in circumstances indicate that a long-lived asset's value may not be recoverable.

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

     Advertising--Advertising costs are expensed as incurred. Advertising costs were $34,867,000, $37,156,000 and $34,932,000 for 1996, 1995 and 1994.

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

          The fair value of interest rate or rent rate swap and cap agreements is the estimated amount at which they could be settled. At February 1, 1997, the Company could settle the various swap agreements at a loss of $550,000 and the various cap agreements at a gain of $573,000. At February 3, 1996 the Company could settle the various swap agreements outstanding at that time at a loss of $1,038,000 and the various cap agreements outstanding at that time at a gain of $312,000. The value is determined based on the notional amount of each cap and swap, its term, and the difference in rates between the date of measurement and when the cap or swaps were initiated.

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