Form 10-Q/A
period 1997-05-24
MEYER FRED INC
filed 1997-08-06
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                Amendment No. 1


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

                                 (In thousands)
                                   (Unaudited)

                                                                                 May 24,         February 1,
                                                                                   1997                1997
                                                                             ----------          ----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..............................................   $   64,152          $   48,769
   Receivables-net........................................................       25,265              23,729
   Inventories............................................................      624,356             604,910
   Prepaid expenses and other.............................................       32,911              43,149
   Current portion of deferred taxes.....................................        17,226              17,226
                                                                             ----------          ----------
      Total current assets...............................................       763,910             737,783
                                                                             ----------          ----------

PROPERTY AND EQUIPMENT-NET................................................      997,995             929,765
                                                                             ----------          ----------

OTHER ASSETS..............................................................       25,989              24,472
                                                                             ----------          ----------

         TOTAL...........................................................    $1,788,589          $1,693,414
                                                                             ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks................................   $  430,632          $  398,430
   Current portion of long-term debt
      and lease obligations...............................................        1,038               1,038
   Income taxes payable...................................................        7,077               5,115
   Accrued expenses and other.............................................      103,461              99,998
                                                                             ----------          ----------
      Total current liabilities...........................................      542,208             504,581
                                                                             ----------          ----------

LONG-TERM DEBT AND MORTGAGES..............................................      558,089             521,512
                                                                             ----------          ----------

CAPITAL LEASE OBLIGATIONS.................................................       13,182              13,227
                                                                             ----------          ----------

DEFERRED LEASE TRANSACTIONS...............................................       41,547              46,318
                                                                             ----------          ----------

DEFERRED INCOME TAXES.....................................................       35,176              35,176
                                                                             ----------          ----------

OTHER LONG-TERM LIABILITIES...............................................        5,555               5,302
                                                                             ----------          ----------

STOCKHOLDERS' EQUITY
   Common stock...........................................................          291                 287
   Additional paid-in capital.............................................      215,722             203,314
   Retained earnings......................................................      447,381             434,122
   Treasury stock.........................................................      (69,781)            (69,773)
   Notes receivable from officers.........................................         (695)             (1,394)
   Unearned compensation..................................................         (781)               (652)
                                                                             ----------          ----------
      Total stockholders' equity..........................................      592,832             567,298
                                                                             ----------          ----------

         TOTAL............................................................   $1,787,894          $1,692,020
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

4.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the sixteen weeks ended May 24, 1997 were:
                                                              (In thousands)
                                                              --------------
       Stockholders' equity, February 1, 1997                   $567,298
       Issuance of common stock - net                             12,404
       Unearned compensation                                        (177)
       Amortization of unearned compensation                          48
       Net income                                                 13,259
                                                                --------
       Stockholders' equity, May 24, 1997                       $592,832
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


                                       FRED MEYER, INC.
                                       (Registrant)



Dated:   August 5, 1997                DAVID R. JESSICK
         --------------                -------------------------------
                                       David R. Jessick
                                       Senior Vice President - Finance
                                       Chief Financial Officer