Form 10-Q
period 1997-08-16
MEYER FRED INC
filed 1997-09-23
CIK 701169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 16, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________ to __________



                           Commission File No. 1-13339



                                FRED MEYER, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                     91-1826443
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)

        3800 S.E. 22nd Avenue
           Portland, Oregon                                   97202
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


        Shares of Common Stock Outstanding at August 16, 1997: 26,777,242

                         Part I - Financial Information

                        FRED MEYER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                                     August 16,    February 1,
                                                                          1997           1997
                                                                     ---------     ----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................    $    39,794    $    48,769
   Receivables-net .............................................         24,105         23,729
   Inventories .................................................        629,631        604,910
   Prepaid expenses and other ..................................         39,203         43,149
   Current portion of deferred taxes ...........................         17,226         17,226
                                                                    -----------    -----------
      Total current assets .....................................        749,959        737,783
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT-NET .....................................        964,208        929,765
                                                                    -----------    -----------

OTHER ASSETS ...................................................         27,942         24,472
                                                                    -----------    -----------

         TOTAL .................................................    $ 1,742,109    $ 1,692,020
                                                                    ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks .....................    $   375,623    $   398,430
   Current portion of long-term debt
      and lease obligations ....................................          1,038          1,038
   Income taxes payable ........................................         16,238          5,115
   Accrued expenses and other ..................................        106,566         99,998
                                                                    -----------    -----------
      Total current liabilities ................................        499,465        504,581
                                                                    -----------    -----------

LONG-TERM DEBT AND MORTGAGES ...................................        525,213        521,512
                                                                    -----------    -----------

CAPITAL LEASE OBLIGATIONS ......................................         13,149         13,227
                                                                    -----------    -----------

DEFERRED LEASE TRANSACTIONS ....................................         47,775         46,318
                                                                    -----------    -----------

DEFERRED INCOME TAXES ..........................................         35,176         35,176
                                                                    -----------    -----------

OTHER LONG-TERM LIABILITIES ....................................          5,765          5,302
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock ................................................            290            287
   Additional paid-in capital ..................................        219,684        203,314
   Retained earnings ...........................................        466,501        434,122
   Treasury stock ..............................................        (69,803)       (69,773)
   Notes receivable from officers ..............................           (299)        (1,394)
   Unearned compensation .......................................           (807)          (652)
                                                                    -----------    -----------

      Total stockholders' equity ...............................        615,566        565,904
                                                                    -----------    -----------

         TOTAL..................................................    $ 1,742,109    $ 1,692,020
                                                                    ===========    ===========


                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           12 Weeks Ended
                                                                   -----------------------------
                                                                   August 16,          August 17,
                                                                        1997                1996
                                                                   ---------           ---------
NET SALES.......................................................    $957,015            $853,914
COST OF MERCHANDISE SOLD........................................     668,356             598,528
                                                                    --------            --------

GROSS MARGIN....................................................     288,659             255,386
OPERATING AND ADMINISTRATIVE EXPENSES...........................     247,851             221,735
                                                                    --------            --------

INCOME FROM OPERATIONS..........................................      40,808              33,651
INTEREST EXPENSE-NET............................................       9,970               9,178
                                                                    --------            --------

INCOME BEFORE INCOME TAXES......................................      30,838              24,473
PROVISION FOR INCOME TAXES......................................      11,718               9,300
                                                                    --------            --------

NET INCOME......................................................    $ 19,120            $ 15,173
                                                                    ========            ========

EARNINGS PER COMMON SHARE.......................................        $.68                $.53
                                                                        ====                ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING...........................................      28,104              28,703
                                                                    ========            ========


                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           28 Weeks Ended
                                                                   ------------------------------
                                                                    August 16,          August 17,
                                                                         1997                1996
                                                                   ----------          ----------
NET SALES........................................................  $2,150,951          $1,893,942
COST OF MERCHANDISE SOLD.........................................   1,506,871           1,336,484
                                                                   ----------          ----------

GROSS MARGIN.....................................................     644,080             557,458
OPERATING AND ADMINISTRATIVE EXPENSES............................     568,279             495,471
                                                                   ----------          ----------

INCOME FROM OPERATIONS...........................................      75,801              61,987
INTEREST EXPENSE-NET.............................................      23,577              22,282
                                                                   ----------          ----------

INCOME BEFORE INCOME TAXES.......................................      52,224              39,705
PROVISION FOR INCOME TAXES.......................................      19,845              15,088
                                                                   ----------          ----------

NET INCOME.......................................................  $   32,379          $   24,617
                                                                   ==========          ==========

EARNINGS PER COMMON SHARE........................................       $1.16                $.86
                                                                        =====                ====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING............................................      27,940              28,609
                                                                   ==========          ==========


                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                          28 Weeks Ended
                                                                   ------------------------------
                                                                   August 16,          August 17,
                                                                        1997                1996
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................  $  32,379           $  24,617
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment..................................     67,533              62,560
      Amortization of goodwill...................................        166                 166
      Deferred lease transactions................................     (7,069)             (2,879)
      Deferred income taxes......................................        ---              (1,384)
   Changes in operating assets and liabilities:
      Inventories................................................    (24,721)            (40,235)
      Other current assets.......................................      3,570             (18,961)
      Accounts payable and outstanding checks....................    (22,807)             86,558
      Accrued expenses...........................................      6,568               8,030
      Income taxes payable.......................................     11,123              11,082
      Other liabilities..........................................        463                (765)
      Other......................................................     (3,312)             (3,841)
                                                                   ---------           ---------

   Net cash provided by operating activities.....................     63,893             124,948
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net..................................     16,343                 638
   Decrease (increase) in notes receivable.......................      1,024             (22,396)
   Long-term financing:
      Borrowings.................................................     14,679              22,930
      Repayments.................................................    (11,056)            (42,769)
                                                                   ---------           ---------

   Net cash provided by (used for)
      financing activities.......................................     20,989             (41,597)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...........................   (142,306)            (93,910)
   Net proceeds from sale of real property.......................     48,449               8,467
   Net sales of investment securities............................        ---               5,080
                                                                   ---------           ---------

   Net cash used for investing activities........................    (93,857)            (80,363)
                                                                   ---------           ---------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase for the period........................     (8,975)              2,988
   Beginning of period...........................................     48,769              41,849
                                                                   ---------           ---------

   End of period.................................................  $  39,794           $  44,837
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest...................................................  $  24,115           $  21,510
      Income taxes...............................................      4,871               5,335


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


5.    Stockholders' Equity
      --------------------
      Changes in stockholders' equity for the twenty-eight weeks ended August 16, 1997 were:

                                                            (In thousands)
                                                            --------------

           Stockholders' equity, February 1, 1997              $565,904
           Issuance of common stock-net                          16,343
           Net income                                            32,379
           Decrease in notes receivable - officers                1,095
           Unearned compensation, net of amortization              (155)
                                                               --------
           Stockholders' equity, August 16, 1997               $615,566
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

       However, if the Company computed its EPS for the 12 and 28 weeks ended August 16, 1997 in a manner consistent with SFAS No. 128, the pro forma amounts would have been as follows:

                                                                  12 Weeks                28 Weeks
                                                                     Ended                   Ended
                                                           August 16, 1997         August 16, 1997
                                                           ---------------         ---------------
             Basic earnings per share                                 $.72                   $1.22
             Diluted earnings per share                               $.68                   $1.16
             Basic weighted average number of common
                shares outstanding to the
                nearest thousand                                    26,717                  26,607
             Diluted weighted average number of common
                and common equivalent shares
                outstanding to the nearest thousand                 28,045                  27,807


7.     New Accounting Pronouncements
       -----------------------------
       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that all items of comprehensive income be reported in a financial statement for the period in which they are recognized. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. SFAS No. 130 will be effective for the fiscal year ending January 30, 1999. The Company has elected not to comply early with SFAS No. 130. Compliance, however, is not expected to have a material effect on the Company's financial statement disclosure.

       Additionally in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires public enterprises to disclose financial and descriptive information about their operating segments. SFAS No. 131 will be effective for the fiscal year ending January 30, 1999. At this time, the Company has not completed its analysis of the effects of implementing SFAS No. 131, but does not believe that SFAS No. 131 will have a material effect on the current presentation of the financial statements.


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


9.     Subsequent Events
       -----------------
       On September 5, 1997, the Registrant announced a two-for-one stock split, effected in the form of a 100% stock dividend, payable on September 30, 1997 to shareholders of record on September 19, 1997.

       On September 9, 1997 Meyer-Smith Holdco, Inc., a newly formed holding company (the "Registrant"), succeeded to the businesses of Fred Meyer, Inc., a Delaware corporation ("Fred Meyer") and Smith's Food & Drug Centers, Inc. ("Smith's"), as a result of mergers (the "Merger") pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997. At the closing on September 9, 1997: (i) Fred Meyer and Smith's became wholly owned subsidiaries of the Registrant, (ii) each outstanding share of Class A Common Stock and Class B Common Stock of Smith's converted into 1.05 shares of Common Stock of the Registrant; (iii) each outstanding share of Series I Preferred Stock of Smith's converted into the right to receive in cash the amount of $.33 1/3; (iv) each outstanding share of Common Stock of Fred Meyer was converted into one share of Common Stock of the Registrant; (v) the name of Fred Meyer was changed to Fred Meyer Stores, Inc. and the name of the Registrant was changed to Fred Meyer, Inc.

       In connection with the Merger, the Registrant refinanced substantially all of the indebtedness of Fred Meyer and Smith's. At the closing of the Merger, the Registrant entered into a five year $1.03 billion revolving credit facility, a $500.0 million 364-day revolving credit facility and a five year $500.0 million bridge facility (the "Senior Credit Facilities"), each guaranteed by certain of the Registrant's subsidiaries (including Smith's and Fred Meyer). The Senior Credit Facilities were used to refinance the 11 1/4% Senior Subordinated Notes of Smith's, and certain bank and insurance company loans of Fred Meyer and Smith's. The revolving portion of the Senior Credit Facilities is available for general corporate purposes, including the support of the commercial paper program of the Registrant. In addition to the Senior Credit Facilities, Fred Meyer entered into a lease financing program of up to $270.0 million, which refinanced its tax retention operating lease programs. The obligations under the lease finance program were guaranteed by the Registrant and certain of the Registrant's subsidiaries (including Smith's and Fred Meyer).

       The periods covered by this Report on Form 10-Q ended on August 16, 1997, which was before the closing of the Merger. Accordingly, this Report contains statements of operations and balance sheets of Fred Meyer and its subsidiaries prior to the closing of the Merger. All references in the financial statements, the notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations to "Fred Meyer, Inc." and the "Company" refer to Fred Meyer prior to the Merger.

       The Merger will be accounted for as a purchase, with Fred Meyer as the acquiror, in accordance with generally accepted accounting principles, and will be reflected in the Registrant's Quarterly Report on Form 10-Q for the quarter ending November 8, 1997. The Smith's shareholders will receive approximately 16.6 million shares of the Registrant with a value of approximately $700 million. Goodwill of approximately $1 billion will be amortized on the straight-line method over 40 years.

                                 ---------------


The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 28 weeks ended August 16, 1997 and August 17, 1996.

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

                                FRED MEYER, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On September 9, 1997, the Registrant succeeded to the businesses of Fred Meyer, Inc. (the "Company") and Smith's Food & Drug Centers, Inc. See Note 9 - Subsequent Events under "Notes to Consolidated Financial Statements" included on pages 7 and 8 of this Report.

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1996 and the first half of 1997 through internally generated cash flow and sale-leaseback proceeds, supplemented by borrowings under committed and uncommitted bank lines of credit and unrated commercial paper.

The Company modified and extended its credit facility on April 23, 1997 with several domestic and foreign banks for a committed line of credit which provides for borrowings of up to $500.0 million. Modifications included more favorable pricing as well as less restrictive financial covenants and a maturity date of June 28, 2002. In addition to this committed credit facility, at August 16, 1997 the Company had $105.0 million of uncommitted money market lines with several foreign banks and $120.0 million of uncommitted money market lines with banks which are also in the committed credit facility. The bank lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as the development of Management Information Systems. At August 16, 1997 the Company had unrated commercial paper outstanding in the amount of $297.5 million and a total of approximately $202.5 million available for borrowings that would be supported by its committed credit facility.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At August 16, 1997, the Company had outstanding four interest rate contracts, for a total notional principal amount of $75.0 million, with commercial banks. Two swap agreements effectively fix the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at rates between 5.20% and 7.60% on a notional principal amount of $40.0 million. These contracts expire through 1998. Two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.00% and 9.00% on notional principal amounts totaling $35.0 million. These contracts expire through 1999. The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At August 16, 1997, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80.0 million, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.28% and 6.54% on notional principal amounts of $40.0 million. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional principal amounts totaling $40.0 million. All seven of these contracts expire in 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate and rent rate swap and cap agreements. The Company requires an A or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

On June 24, 1997, the Company closed a sale-leaseback with respect to three of its stores, which generated $41.9 million in net proceeds used to pay down its credit lines. The leases were for an initial term of 23 years, subject to renewal at the option of the Company; and the average rent, including amortization of fees and deferred gain, is approximately $4.2 million annually.

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

RESULTS OF OPERATIONS

COMPARISON OF THE 12 WEEKS ENDED AUGUST 16, 1997 WITH THE 12 WEEKS ENDED AUGUST 17, 1996.

Net sales for the second quarter of 1997 increased $103.1 million or 12.1 percent over the corresponding quarter in 1996. The 1997 increase in sales reflects openings of new stores, strong food and nonfood sales, and the acquisition of mall jewelry stores. Comparable store sales increased 6.1 percent for the second quarter of 1997. Food comparable store sales increased 4.7 percent, and nonfood comparable store sales increased 8.3 percent. The Company's food operations accounted for 58.4 percent of the overall sales in 1997 and 59.1 percent in 1996.

Gross margin as a percent of net sales was 30.2 percent for the second quarter of 1997, compared with 29.9 percent for 1996's second quarter. Gross margins increased in the second quarter of 1997 due to lower markdowns and the impact on margins of multistore jewelry acquisitions, partially offset by lower margins in pharmacy resulting from increased pharmacy sales to third-party plans.

Operating and administrative expenses as a percent of net sales were 25.9 percent for the second quarter of 1997, compared with 26.0 percent for 1996's second quarter. Expenses as a percent of sales decreased in 1997's second quarter primarily due to lower new store opening costs, partially offset by an investment in improved customer service through added staffing at store level.

Net interest expense in the second quarter of 1997 was $10.0 million, an increase of 8.6 percent from the $9.2 million reported for 1996. The increase reflects higher interest rates and higher borrowings related to new store construction and remodels.

The effective tax rate for the second quarters of 1997 and 1996 was 38.0 percent.

Net income increased 26.0 percent to $19.1 million in the second quarter of 1997 from $15.2 million in the second quarter of 1996. Earnings per share were $.68 for the second quarter of 1997 based on 28.1 million shares outstanding, compared with $.53 for the prior year's second quarter based on 28.7 million shares outstanding.

COMPARISON OF THE 28 WEEKS ENDED AUGUST 16, 1997 WITH THE 28 WEEKS ENDED AUGUST 17, 1996.

Net sales for the first 28 weeks of 1997 increased $257.0 million or 13.6 percent to $2.15 billion. This increase reflects openings of new stores, strong food and nonfood sales, and the acquisition of mall jewelry stores. Comparable store sales increased 6.6 percent for this 28-week period. Food comparable store sales increased 5.4 percent, and nonfood comparable store sales increased 8.5 percent. The Company's food operations accounted for 59.2 percent of the overall sales for the first 28 weeks of 1997, compared with 60.1 percent for the first 28 weeks of 1996.

Gross margin as a percent of net sales was 29.9 percent for the first 28 weeks of 1997 compared with 29.4 percent for 1996. Gross margins increased in the first 28 weeks of 1997 due to lower markdowns and the impact on margins of multistore jewelry acquisitions, partially offset by lower margins in pharmacy resulting from increased pharmacy sales to third-party plans.

Operating and administrative expenses as a percent of net sales were 26.4 percent for the first 28 weeks of 1997 compared with 26.2 percent for the first 28 weeks of 1996. Expenses as a percent of net sales increased in 1997's first 28 weeks due to the impact on expenses of multistore jewelry acquisitions.

Net interest expense in the first 28 weeks of 1997 was $23.6 million, an increase of 5.8 percent from the $22.3 million for 1996. The increase reflects higher interest rates and higher borrowings related to new store construction and remodels.

The effective tax rate for the first 28 weeks of 1997 and 1996 was 38.0 percent.

Net income increased 31.5 percent to $32.4 million in the first 28 weeks of 1997 from $24.6 million in the first 28 weeks of 1996. Earnings per share were $1.16 for the first 28 weeks of 1997 based on 27.9 million shares outstanding, compared with $.86 for the prior year's period based on 28.6 million shares outstanding.

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

   (a)   Exhibit
         -------

         11.    Computation of Earnings per Common Share.

         27.    Financial Data Schedule.

   (b)   Reports on Form 8-K
         -------------------

         The Registrant filed a Current Report on Form 8-K dated September 12, 1997 reporting in Item 2 the Merger referred to in Note 9 of Notes to Consolidated Financial Statements in this Report and incorporating by reference historical financial statements of Fred Meyer, Inc. and Smith's Food & Drug Centers, Inc. prior to the Merger and proforma financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRED MEYER, INC.
                                       (Registrant)



Dated:   September 22, 1997            DAVID R. JESSICK
                                       -----------------------------------------
                                       David R. Jessick
                                       Senior Vice President - Finance
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
Number      Document Description                                     Page Number
-------     --------------------                                     -----------

  11.       Computation of Earnings per Common Share.

  27.       Financial Data Schedule.